Form 10-Q
period 1995-03-31
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1995-05-15
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - ----    EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995


	OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number:  0-11081
                         -------


                       HUTTON/GSH COMMERCIAL PROPERTIES 1
                       ----------------------------------
             (Exact name of registrant as specified in its charter)




         Virginia                                              13-3075804
 ---------------------------                                ---------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285
- - - - - - --------------------------------------------------              ----------
(Address of principal executive offices)                        (Zip Code)


                                  (212) 526-3237
                             -----------------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                          ---------------------------
                          Consolidated Balance Sheets
                          ---------------------------

                                                 March 31,        December 31,
Assets                                               1995                1994
- - - - - - -------------                                  ----------          ----------
Real estate investments, at cost:
  Land                                        $ 4,871,718         $ 4,871,718
  Buildings and improvements                   27,142,147          27,225,346
                                               ----------          ----------
                                               32,013,865          32,097,064
Less- accumulated depreciation                (12,718,084)        (12,413,346)
                                               ----------          ----------
                                               19,295,781          19,683,718
Cash and cash equivalents                       1,114,897           1,068,352
Restricted cash                                   208,722             162,969
Accounts and rent receivable, net of
  allowance for doubtful accounts of
  $27,488 in 1995 and $51,065 in 1994             120,287              81,493
Prepaid leasing costs, net of accumulated
  amortization of $89,982 in 1995 and
  $67,871 in 1994                                 379,680             256,178
Note receivable, net of unaccreted discount
  of $47,380 in 1995 and $75,808 in 1994        1,452,620           1,424,192
Deferred rent receivable                          151,889             126,572
Other assets                                       70,683             115,609
                                               ----------          ----------
  Total Assets                                $22,794,559         $22,919,083
                                               ==========          ==========

Liabilities and Partners' Capital

Liabilities:
  Mortgage notes payable                      $ 5,126,838         $ 5,169,687
  Accounts payable and accrued expenses           134,530             106,717
  Due to affiliates                                25,955              46,408
  Security deposits payable                       185,370             170,179
  Prepaid rent                                     11,416               8,295
                                               ----------          ----------
  Total Liabilities                             5,484,109           5,501,286
                                               ----------          ----------
Minority interest                                 818,389             840,517
                                               ----------          ----------
Partners' Capital (Deficit):
  General Partners                               (929,816)           (929,816)
  Limited Partners                             17,421,877          17,507,096
                                               ----------          ----------
  Total Partners' Capital                      16,492,061          16,577,280
                                               ----------          ----------
  Total Liabilities and Partners' Capital     $22,794,559         $22,919,083
                                               ==========          ==========
See accompanying notes to the consolidated financial statements.


                     -------------------------------------
                     Consolidated Statements of Operations
               For the three months ended March 31, 1995 and 1994
                     -------------------------------------

Income                                                      1995          1994
- - - - - - ---------------------                                  ---------     ---------
Rent                                                  $  866,932    $  865,138
Interest                                                  44,343        37,043
                                                       ---------     ---------
  Total Income                                           911,275       902,181
                                                       ---------     ---------
Expenses
- - - - - - ---------------------
Depreciation and amortization                            435,059       291,965
Property operating                                       381,168       330,815
Interest                                                 126,447       130,423
General and administrative                                54,468        64,746
Bad debt expense                                          21,480         7,168
                                                       ---------     ---------
  Total Expenses                                       1,018,622       825,117
                                                       ---------     ---------
Income (loss) before minority interest                  (107,347)       77,064

Minority interest                                         22,128         2,716
                                                       ---------     ---------
  Net Income (Loss)                                   $  (85,219)   $   79,780
                                                       ---------     ---------
Net Income (Loss) Allocated:

To the General Partners                               $       --    $    7,978
To the Limited Partners                                  (85,219)       71,802
                                                       ---------     ---------
                                                      $  (85,219)   $   79,780
                                                       =========     =========
Per limited partnership unit
  (75,000 outstanding)                                    $(1.14)        $0.96
                                                       =========     =========
See accompanying notes to the consolidated financial statements.


                  -------------------------------------------
                  Consolidated Statement of Partners' Capital
                   For the three months ended March 31, 1995
                  -------------------------------------------

                                        General         Limited
                                       Partners        Partners          Total
                                       --------      ----------     ----------
Balance at December 31, 1994          $(929,816)    $17,507,096    $16,577,280
Net loss                                     --         (85,219)       (85,219)
                                       --------      ----------     ----------
Balance at March 31, 1995             $(929,816)    $17,421,877    $16,492,061
                                       ========      ==========     ==========
See accompanying notes to the consolidated financial statements.


                     -------------------------------------
                     Consolidated Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994
                     -------------------------------------

Cash Flows from Operating Activities:                     1995            1994
                                                     ---------       ---------
Net income (loss)                                   $  (85,219)     $   79,780
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                        435,059         291,965
  Accretion of discount on note receivable             (28,428)        (25,612)
  Minority interest in income (loss)
  of consolidated ventures                             (22,128)         (2,716)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                    (45,753)        (43,088)
    Accounts and rent receivable                        23,954          18,817
    Prepaid leasing costs                             (149,324)        (18,151)
    Deferred rent receivable                           (25,317)        (25,267)
    Other assets                                        44,926          15,475
    Due from affiliates                                (62,748)          3,453
    Accounts payable and accrued expenses               27,812          47,462
    Due to affiliates                                  (20,453)        (15,236)
    Security deposits payable                           15,191          19,932
    Prepaid rent                                         3,121        (104,083)
                                                     ---------       ---------
Net cash provided by operating activities              110,693         242,731
                                                     ---------       ---------
Cash Flows from Investing Activities:

  Additions to real estate                             (21,299)       (155,132)
                                                     ---------       ---------
Net cash used for investing activities                 (21,299)       (155,132)
                                                     ---------       ---------
Cash Flows from Financing Activities:

  Mortgage principal payments                          (42,849)        (38,873)
                                                     ---------       ---------
Net cash used for financing activities                 (42,849)        (38,873)
                                                     ---------       ---------
Net increase in cash and cash equivalents               46,545          48,726

Cash and cash equivalents at beginning of period     1,068,352       2,063,960
                                                     ---------       ---------
Cash and cash equivalents at end of period          $1,114,897      $2,112,686
                                                     =========       =========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest            $  126,447      $  130,423
                                                     =========       =========
See accompanying notes to the consolidated financial statements.


                 ----------------------------------------------
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------

The unaudited financial statements presented should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly present the statement of financial position as of March 31, 1995 and the results of operations, and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital for the three months ended March 31, 1995.
Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, or material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).


             -----------------------------------------------------
             Part I, Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations
             -----------------------------------------------------

Liquidity and Capital Resources
- - - - - - -------------------------------
The Partnership's cash and cash equivalents balance was $1,114,897 at March 31, 1995, compared with $1,068,352 at December 31, 1994. The cash and cash equivalents balance is invested in unaffiliated money market funds and includes funds held for anticipated tenant improvements and leasing commissions. The increase of $46,545 from December 31, 1994 is primarily attributable to net cash provided by operating activities exceeding net cash used for tenant improvements and mortgage principal payments. Additionally, the Partnership had a restricted cash balance of $208,722 at March 31, 1995, compared to $162,969 at December 31, 1994 which was made up of security deposits and cash reserved to pay real estate taxes at Watkins Center.

As previously reported, JWP Information Systems ("JWP") prematurely vacated the Swenson Business Park - Building B in the third quarter of 1993 and subsequently filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code. On January 31, 1995, the General Partners executed a ten-year lease with Allstate Insurance Company ("Allstate") for 100% of the property's leasable space. Allstate began making rental payments on April 15, 1995, although they are not expected to take occupancy until July 1995. The lease requires that the Partnership fund in excess of $1.2 million in leasing commissions and tenant improvements. To date, the Partnership has paid $131,733 in leasing commissions and $22,452 in tenant improvements relating to the Allstate lease.

Prepaid leasing costs increased to $379,680 at March 31, 1995 from $256,178 at December 31, 1994, primarily as a result of commissions paid corresponding to the Allstate lease. The note receivable increased to $1,452,620 at March 31, 1995 from $1,424,192 at December 31, 1994, reflecting the accretion of the discount taken by the Partnership on the $1,500,000 non-interest bearing/profit participation second subordinated five year note, due August 20, 1995, which the Partnership holds on the Ridgeway Office Building.

As previously reported, cash distributions were suspended beginning with the second quarter of 1993 to increase the Partnership's cash reserve in order to fund tenant improvements and leasing costs at the Partnership's properties. The General Partners anticipate that cash distributions will remain suspended for the foreseeable future.

Results of Operations
- - - - - - ---------------------
Partnership operations resulted in a net loss of $85,219 for the quarter ended March 31, 1995, compared to net income of $79,780 for the quarter ended March 31, 1994. The change from net income to net loss is due primarily to increases in depreciation and amortization expense and property operating expenses.

Rental income totaled $866,932 for the quarter ended March 31, 1995, compared with $865,138 for the quarter ended March 31, 1994. The increase in 1995 is largely attributable to an increase in rental income at Watkins and Dawson Business Centers resulting from new leases executed at both properties, partially offset by lower rental income at Maitland Center Office Building A due to a reduction in rent paid by AT&T following the renewal of its lease in April 1994.

Depreciation expense totaled $435,059 for the quarter ended March 31, 1995, compared with $291,965 for the quarter ended March 31, 1994. The increase is due to tenant improvements completed during the last three quarters of 1994 of approximately $1,200,000 which are being depreciated over the terms of the corresponding leases.

Property operating expenses totaled $381,168 for the quarter ended March 31, 1995, compared with $330,815 for the quarter ended March 31, 1994. The increase in operating expenses is mainly due to higher payroll and insurance expense at Watkins, Dawson and Maitland Centers, and higher utilities expense at Maitland Center. The Partnership incurred bad debt expense of $21,480 for the quarter ended March 31, 1995, compared to $7,168 in 1994. The increase in bad debt expense is largely due to the reserving and direct write off of uncollectible rent receivable at Watkins Center.

Minority interest totaled $22,128 for the quarter ended March 31, 1995, compared with $2,716 for the quarter ended March 31, 1994. The increase is primarily due to Watkins Center incurring a higher net loss for the quarter ended March 31, 1995 as compared to the same period in 1994.

As of March 31, 1995, the lease levels of the Properties were as follows:
Watkins Center - 95%; Dawson Business Center - 87%; Maitland Center Office Building A - 96%; Swenson Business Park, Building B - 100%.





PART II	OTHER INFORMATION


Items 1-5	Not applicable


Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.


                                   ----------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					HUTTON/GSH COMMERCIAL PROPERTIES 1

			           	BY: 	CP1 REAL ESTATE SERVICES INC.
		                  		General Partner



Date:  May 12, 1995
                                        BY:     /s/Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President




Date:   May 12, 1995
					BY:	/s/William Caulfield
					Name: 	William Caulfield
					Title:	Vice President and Chief
						Financial Officer