Form 10-Q
period 1995-06-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1995-08-14
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995


OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
                 (formerly Hutton/GSH Commercial Properties 1)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Virginia                                                13-3075804
-------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                               10285
---------------------------------------                          --------
(Address of principal executive offices)                        (Zip Code)

                                 (212) 526-3237
                         -----------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                          Consolidated Balance Sheets

                                                   June 30,        December 31,
Assets                                                1995                1994
                                                ----------          ----------
Real estate investments, at cost:
  Land                                         $ 4,871,718         $ 4,871,718
  Buildings and improvements                    27,483,165          27,225,346
                                                ----------          ----------
                                                32,354,883          32,097,064
Less accumulated depreciation                  (13,074,387)        (12,413,346)
                                                ----------          ----------
                                                19,280,496          19,683,718
Cash and cash equivalents                        1,222,822           1,068,352
Restricted cash                                    241,491             162,969
Accounts and rent receivable, net of
  allowance for doubtful accounts of $16,003
  in 1995 and $51,065 in 1994                       78,444              81,493
Prepaid leasing costs, net of accumulated
  amortization of $120,998 in 1995
  and $67,871 in 1994                              493,128             256,178
Note receivable, net of unaccreted discount
  of $18,952 in 1995 and $75,808 in 1994         1,481,048           1,424,192
Deferred rent receivable                           172,786             126,572
Other assets                                        95,610             115,609
                                                ----------          ----------
  Total Assets                                 $23,065,825         $22,919,083
                                                ==========          ==========

Liabilities and Partners' Capital

Liabilities:
  Mortgage notes payable                       $ 5,082,933         $ 5,169,687
  Accounts payable and accrued expenses            228,353             106,717
  Due to affiliates                                 37,521              46,408
  Security deposits payable                        201,279             170,179
  Prepaid rent                                      32,231               8,295
                                                ----------          ----------
  Total Liabilities                              5,582,317           5,501,286

Minority interest                                  816,559             840,517

Partners' Capital (Deficit):
  General Partners                                (920,849)           (929,816)
  Limited Partners                              17,587,798          17,507,096
                                                ----------          ----------
  Total Partners' Capital                       16,666,949          16,577,280
                                                ----------          ----------
  Total Liabilities and Partners' Capital      $23,065,825         $22,919,083
                                                ==========          ==========



             Consolidated Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                        General          Limited
                                       Partners         Partners          Total
                                       --------       ----------     ----------
Balance at December 31, 1994          $(929,816)     $17,507,096    $16,577,280
Net income                                8,967           80,702         89,669
                                       --------       ----------     ----------
Balance at June 30, 1995              $(920,849)     $17,587,798    $16,666,949
                                       ========       ==========     ==========


                     Consolidated Statements of Operations


                                 Three months ended          Six months ended
                                      June 30,                    June 30,
Income                            1995         1994          1995         1994
                             ---------    ---------     ---------    ---------
Rent                        $1,104,052   $  676,648    $1,970,984   $1,541,786
Interest                        44,498       35,663        88,841       72,706
                             ---------    ---------     ---------    ---------
  Total Income               1,148,550      712,311     2,059,825    1,614,492

Expenses

Property operating             402,131      340,854       783,299      671,669
Depreciation and amortization  387,318      331,970       822,377      623,935
Interest                       125,391      129,465       251,838      259,888
General and administrative      60,652       60,285       115,120      125,031
Bad debt                            --       11,572        21,480       18,740
                             ---------    ---------     ---------    ---------
  Total Expenses               975,492      874,146     1,994,114    1,699,263

Income (loss) before
  minority interest            173,058     (161,835)       65,711      (84,771)

Minority interest                1,830       22,752        23,958       25,468
                             ---------    ---------     ---------    ---------
  Net Income (Loss)         $  174,888   $ (139,083)   $   89,669   $  (59,303)
                             =========    =========     =========    =========

Net Income (Loss) Allocated:

To the General Partners     $    8,967   $   (7,978)   $    8,967   $       --
To the Limited Partners        165,921     (131,105)       80,702      (59,303)
                             ---------    ---------     ---------    ---------
                            $  174,888   $ (139,083)   $   89,669   $  (59,303)

Per limited partnership unit
        (75,000 outstanding)     $2.22       $(1.75)        $1.08        $(.79)
                             =========    =========     =========    =========




                     Consolidated Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994


Cash Flows from Operating Activities:                        1995          1994
                                                       ----------    ----------
Net income (loss)                                     $    89,669   $   (59,303)
Adjustments to reconcile net (loss)
income to net cash provided by operating activities:
  Depreciation and amortization                           822,377       623,935
  Accretion of discount on note receivable                (56,856)      (51,224)
  Minority interest in income (loss)
    of consolidated ventures                              (23,958)      (25,468)
  Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
    Restricted cash                                       (78,522)      (77,606)
    Accounts and rent receivable                            3,049        45,009
    Prepaid leasing costs                                (293,789)     (167,823)
    Deferred rent receivable                              (46,214)      (28,882)
    Other assets                                           19,999        30,949
    Accounts payable and accrued expenses                 121,636        94,569
    Due to affiliates                                      (8,887)         (654)
    Security deposits payable                              31,100        18,464
    Prepaid rent                                           23,936      (111,786)
                                                       ----------    ----------
Net cash provided by operating activities                 603,540       290,180

Cash Flows from Investing Activities:

  Additions to real estate                               (362,316)     (750,361)
                                                       ----------    ----------
Net cash used for investing activities                   (362,316)     (750,361)

Cash Flows from Financing Activities:

  Mortgage principal payments                             (86,754)      (78,704)
                                                       ----------    ----------
Net cash used for financing activities                    (86,754)      (78,704)
                                                       ----------    ----------
Net increase (decrease) in cash and cash equivalents      154,470      (538,885)

Cash and cash equivalents at beginning of period        1,068,352     2,063,960
                                                       ----------    ----------
Cash and cash equivalents at end of period            $ 1,222,822   $ 1,525,075
                                                       ==========    ==========
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest              $   251,838   $   259,888
                                                       ==========    ==========

Supplemental Disclosure of Non-Cash Investing Activity:

During the first half of 1995, the Partnership wrote-off $104,497 of fully depreciated tenant improvements.



                 Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements presented should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly present the statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994, and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's cash and cash equivalents balance was $1,222,822 at June 30, 1995, compared with $1,068,352 at December 31, 1994. The cash and cash equivalents balance is invested in unaffiliated money market funds and includes funds held for anticipated tenant improvements and leasing commissions. The increase of $154,470 from December 31, 1994 is primarily attributable to net cash provided by operating activities exceeding net cash used for tenant and building improvements and mortgage principal payments. Additionally, the Partnership had a restricted cash balance of $241,491 at June 30, 1995, compared to $162,969 at December 31, 1994 which consisted security deposits and cash reserved to pay real estate taxes at Watkins Center.

During the first quarter of 1995, the General Partners executed a lease with Allstate Insurance Company ("Allstate") for 100% of the leasable space at Swenson Business Park - Building B. The tenant began making rental payments on April 15, 1995 pursuant to the terms of its lease. Tenant improvements were completed and Allstate took occupancy of the property in July 1995.

At Maitland Center Office Building A, one tenant leasing 1,056 square feet pursuant to a lease which expired on March 31, 1995 vacated the premises in June 1995. One lease representing 6,380 square feet is scheduled to expire in August 1995. It is uncertain whether the tenant will renew its lease.

At Dawson Business Center, the General Partners executed a new lease, representing 1,371 square feet, and two lease renewals totaling 1,930 square feet during the 1995 second quarter. One tenant, whose lease representing 1,920 square feet expired in June 1995, continues to rent on a month-to-month basis. No other leases are scheduled to expire during the remainder of 1995.

At Watkins Center, the General Partners executed ten new leases totaling 27,425 square feet, five lease renewals totaling 8,415 square feet, and one lease expansion representing 1,244 square feet. Ten leases totaling 30,576 square feet are scheduled to expire during the remainder of 1995.

Prepaid leasing costs increased to $493,128 at June 30, 1995 from $256,178 at December 31, 1994, primarily as a result of leasing commissions and legal fees relating to the Allstate lease. Deferred rent receivable increased from $126,572 at December 31, 1994 to $172,786 at June 30, 1995. The increase is largely attributable to increased occupancy at Watkins and Dawson Business Centers and Maitland Center Office Building A.

The note receivable increased to $1,481,048 at June 30, 1995 from $1,424,192 at December 31, 1994, reflecting the accretion of the discount taken by the Partnership on the $1,500,000 non-interest bearing/profit participation second subordinated five year note, due August 20, 1995, which the Partnership holds on the Ridgeway Office Building. At this time, it is uncertain if the borrower will pay off the loan at maturity or seek to extend the maturity.

Accounts payable and accrued expenses increased to $228,353 at June 30, 1995 from $106,717 at December 31, 1994, reflecting six months of accrued real estate taxes. Security deposits payable increased to $201,279 at June 30, 1995 from $170,179 at December 31, 1994, reflecting increased occupancy at Watkins and Dawson Business Centers in the first half of 1995.

As previously reported, cash distributions were suspended beginning with the second quarter of 1993 to increase the Partnership's cash reserve in order to fund tenant improvements and leasing costs at the Partnership's properties. Given the substantial leasing and tenant improvement costs associated with leasing activity during the first half of 1995, especially at the Swenson property, and the continued need to replenish Partnership reserves, it is uncertain whether cash distributions will be reinstated in 1995. The General Partners will continue to monitor the Partnership's cash flow and future cash needs to determine when and at what level distributions may resume.

Results of Operations
---------------------
Partnership operations resulted in net income of $174,888 and $89,669 for the three and six months ended June 30, 1995, respectively, compared to net losses of $139,083 and $59,303 for the respective periods in 1994. The change from net loss to net income is primarily attributable to increased rental income.

Rental income totaled $1,104,052 and $1,970,984 for the three and six months ended June 30, 1995, respectively, compared with $676,648 and $1,541,786 for the corresponding periods in 1994. The increase in 1995 is largely attributable to higher rental income at Swenson Business Park - Building B associated with the execution of the lease for 100% of the building effective April 15, 1995.

Depreciation expense totaled $387,318 and $822,377 for the three and six months ended June 30, 1995, respectively, compared with $331,970 and $623,935 for the respective periods in 1994. The increase is due to tenant improvements completed during the last three quarters of 1994 of approximately $1,200,000 and the first quarter of 1995 totaling $362,316 which are being depreciated over the terms of the corresponding leases.

Property operating expenses totaled $402,131 and $783,299 for the three and six months ended June 30, 1995, respectively, compared with $340,854 and $671,669 for the respective periods in 1994. The increase is mainly due to higher utilities expense at Maitland Center Office Building A and higher payroll costs at three of the Partnership's properties. The Partnership incurred bad debt expense of $0 and $21,480 for the three and six months ended June 30, 1995, respectively, compared to $11,572 and $18,740 for the respective periods in 1994. The increase in bad debt expense in the six-month period is largely due to the write-off of uncollectible rent receivable at Watkins Center.

As of June 30, 1995, the lease levels of the Properties were as follows:
Watkins Center - 96%; Dawson Business Center - 87%; Maitland Center Office Building A - 96%; Swenson Business Park, Building B - 100%.





PART II	OTHER INFORMATION



Items 1-4       Not applicable

Item 5 Shearson Lehman Brothers Inc. sold certain of its retail brokerage and asset management businesses to Smith Barny, Harris Upham & Co. Incorporated ("Smith Barney"). The assets acquired by Smith Barney included the name "Hutton." Consequently, effective August 3, 1995, the name of the Partnership was changed to Commercial Properties 1, L.P. to delete any reference to "Hutton."

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended June 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMMERCIAL PROPERTIES 1, L.P.

                                   BY:     CP1 REAL ESTATE SERVICES INC.
                                           General Partner



Date:  August 11, 1995
                                           BY:     /s/Kenneth L. Zakin
                                           Name:   Kenneth L. Zakin
                                           Title:  Director and President




Date:   August 11, 1995
                                           BY:     /s/William Caulfield
                                           Name:   William Caulfield
                                           Title:  Vice President and Chief
                                                   Financial Officer