Form 10-Q
period 1995-09-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1995-11-14
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995
                                 ------------------------

OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
                 (formerly Hutton/GSH Commercial Properties 1)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Virginia                                                13-3075804
 ------------------------------                                ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                                10285
 --------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

                                 (212) 526-3237
                           ---------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                          ---------------------------
                          Consolidated Balance Sheets
                          ---------------------------

                                             September 30,         December 31,
Assets                                               1995                 1994
------------                                   ----------           ----------
Real estate investments, at cost:
  Land                                        $ 4,871,718          $ 4,871,718
  Buildings and improvements                   28,284,543           27,225,346

                                               33,156,261           32,097,064
Less accumulated depreciation                 (13,499,136)         (12,413,346)

                                               19,657,125           19,683,718
Cash and cash equivalents                         843,936            1,068,352
Restricted cash                                   223,027              162,969
Accounts and rent receivable, net of
 allowance for doubtful accounts of
 $51,065 in 1994                                   89,860               81,493
Prepaid leasing costs, net of accumulated
 amortization of $154,285 in 1995
 and $67,871 in 1994                              471,715              272,178
Note receivable, net of unaccreted discount
 of $75,808 in 1994                             1,500,000            1,424,192
Deferred rent receivable                          179,069              126,572
Other assets	106,502	99,609

Total Assets                                  $23,071,234          $22,919,083


Liabilities and Partners' Capital

Liabilities:
  Mortgage notes payable                      $ 5,037,946          $ 5,169,687
  Accounts payable and accrued expenses           215,932              106,717
  Due to affiliates                                37,228               46,408
  Security deposits payable                       192,718              170,179
  Prepaid rent                                     93,294                8,295

Total Liabilities                               5,577,118            5,501,286

Minority interest                                 826,852              840,517

Partners' Capital (Deficit):
  General Partners                               (920,818)            (929,816)
  Limited Partners                             17,588,082           17,507,096

Total Partners' Capital                        16,667,264           16,577,280

Total Liabilities and Partners' Capital       $23,071,234          $22,919,083



                  --------------------------------------------
             Consolidated Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1995
                  --------------------------------------------

                                        General         Limited
                                       Partners        Partners           Total
                                       --------      ----------      ----------
Balance at December 31, 1994          $(929,816)    $17,507,096     $16,577,280
Net income                                8,998          80,986          89,984

Balance at September 30, 1995         $(920,818)    $17,588,082     $16,667,264



                     -------------------------------------
                     Consolidated Statements of Operations
                     -------------------------------------

                                    Three months ended       Nine months ended
                                        September 30,           September 30,
Income                                1995        1994         1995        1994
                                 ---------   ---------    ---------   ---------
Rent                            $1,002,573  $  737,670   $2,973,557  $2,279,456
Interest                            32,868      39,390      121,709     112,096

  Total Income                   1,035,441     777,060    3,095,266   2,391,552

Expenses

Property operating                 373,182     396,414    1,156,481   1,068,083
Depreciation and amortization      458,035     358,723    1,280,412     982,658
Interest                           124,309     128,483      376,147     388,371
General and administrative          69,307      56,092      184,427     181,123
Bad debt                                --      20,705       21,480      39,445

  Total Expenses                 1,024,833     960,417    3,018,947   2,659,680

Income (loss) before minority
  interest                          10,608    (183,357)      76,319    (268,128)

Minority interest                  (10,293)     25,567       13,665      51,035

Net Income (Loss)               $      315  $ (157,790) $    89,984  $ (217,093)


Net Income (Loss) Allocated:

To the General Partners         $       31  $       --  $     8,998  $       --
To the Limited Partners                284    (157,790)      80,986    (217,093)

                                $      315  $ (157,790) $    89,984  $ (217,093)

Per limited partnership unit
        (75,000 outstanding)          $.00      $(2.10)       $1.08      $(2.89)




                     -------------------------------------
                     Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994
                     -------------------------------------

Cash Flows from Operating Activities:                       1995           1994
                                                       ---------      ---------
Net income (loss)                                     $   89,984     $ (217,093)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
  Depreciation and amortization                        1,280,412        982,658
  Accretion of discount on note receivable               (75,808)       (76,836)
  Minority interest in loss of consolidated ventures     (13,665)       (51,035)
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                      (60,058)       (24,953)
    Accounts and rent receivable                          (8,367)        29,834
    Prepaid leasing costs                               (289,662)      (224,084)
    Deferred rent receivable                             (52,497)       (10,791)
    Other assets                                          (6,893)        34,436
    Accounts payable and accrued expenses                109,215         99,179
    Due to affiliates                                     (9,180)       (24,234)
    Security deposits payable                             22,539         29,846
    Prepaid rent                                          84,999       (106,443)

Net cash provided by operating activities              1,071,019        440,484

Cash Flows from Investing Activities:

  Additions to real estate                            (1,163,694)    (1,032,167)

Net cash used for investing activities                (1,163,694)    (1,032,167)

Cash Flows from Financing Activities:

  Mortgage principal payments                           (131,741)      (119,516)

Net cash used for financing activities                  (131,741)      (119,516)

Net decrease in cash and cash equivalents               (224,416)      (711,199)
Cash and cash equivalents at beginning of period       1,068,352      2,063,960

Cash and cash equivalents at end of period            $  843,936     $1,352,761

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest              $  376,147     $  388,371


Supplemental Disclosure of Non-Cash Investing Activity:

During the first three quarters of 1995, the Partnership wrote-off $104,497 of fully depreciated tenant improvements and $3,711 of fully depreciated prepaid leasing commissions.


----------------------------------------------
Notes to the Consolidated Financial Statements
----------------------------------------------

The unaudited consolidated financial statements presented should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly present the statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994, and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

Reclassifications Certain 1994 amounts have been reclassified to conform with the financial statement presentation used in 1995.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's cash and cash equivalents balance was $843,936 at September 30, 1995, compared with $1,068,352 at December 31, 1994. The cash and cash equivalents balance is invested in unaffiliated money market funds and includes funds held for anticipated tenant improvements and leasing commissions. The decrease of $224,416 from December 31, 1994 is primarily attributable to net cash used for tenant and building improvements and mortgage principal payments exceeding net cash provided by operating activities. Additionally, the Partnership had a restricted cash balance of $223,027 at September 30, 1995, compared to $162,969 at December 31, 1994 which was made up of security deposits and cash reserved to pay real estate taxes at Watkins Center.

The Partnership originally held a $6.5 million equity convertible loan on the 965 Ridgelake Office Building in Memphis, Tennessee. On May 17, 1988, the Partnership exercised its option to convert the debt into equity, however, the Partnership was able to negotiate a $5 million partial payment, which was distributed to Limited Partners on October 3, 1990. The remaining $1.5 million was converted into a non-interest bearing second mortgage which was scheduled to mature on August 17, 1995. This second mortgage has been extended while negotiations continue with the borrower. The borrower has indicated that it is unable to pay-off the entire outstanding balance of the loan and has offered to satisfy the obligation by paying a substantially discounted amount. After weighing various alternatives, including the General Partners' estimate of the property's market value, the General Partners rejected the offer and are negotiating with the borrower to acquire the Ridgelake property. However, since the property is encumbered with an approximate $4.8 million first mortgage, which will become payable upon the transfer of title to the buyer, the General Partner needs to obtain replacement financing before the Partnership can take title to the property. Should acceptable financing be obtained, the property will be recognized as a real estate investment rather than a mortgage loan investment on the Partnership's balance sheet. Due to the need to secure adequate financing, however, there can be no assurance that this transaction can be completed.

At Maitland Center Office Building A, a tenant occupying 6,380 square feet or approximately 7% of the property's leasable area pursuant to a lease which expired in August 1995, signed a three-year lease renewal for the entire space. No leases are scheduled to expire until fourth quarter 1996.

At Dawson Business Center, a tenant occupying 1,920 square feet which it had been leasing on a month-to-month basis, vacated its space. No leases are scheduled to expire during the remainder of 1995.

At Watkins Center, the General Partners executed three lease renewals totalling 14,666 square feet and a lease expansion with a tenant which now occupies 1,500 square feet. Three tenants representing 8,920 square feet vacated the premises upon expiration of their respective leases. Six leases totalling 12,380 square feet are scheduled to expire at the property during the remainder of 1995. It is uncertain whether the tenants will renew their respective leases.

Prepaid leasing costs increased to $471,715 at September 30, 1995 from $272,178 at December 31, 1994, primarily as a result of leasing commissions relating to the execution of a major lease at Swenson Business Park - Building B and to new tenants at Watkins. Deferred rent receivable increased from $126,572 at December 31, 1994 to $179,069 at September 30, 1995. The increase is largely attributable to increased occupancy at Watkins and Dawson Business Centers and Maitland Center Office Building A.

Accounts payable and accrued expenses totaled $215,932 at September 30, 1995 compared to $106,717 at December 31, 1994, primarily reflecting nine months of accrued real estate taxes. Security deposits payable increased to $192,718 at September 30, 1995 from $170,179 at December 31, 1994, reflecting increased occupancy at Watkins and Dawson Business Centers during 1995. Prepaid rent totaled $93,294 at September 30, 1995 compared to $8,295 at December 31, 1994. The increase is largely attributable to the execution of a major lease at Swenson Business Park - Building B in 1995.

As previously reported, cash distributions were suspended beginning with the second quarter of 1993 to increase the Partnership's cash reserve in order to fund tenant improvements and leasing costs at the Partnership's properties. Given the need to secure adequate financing for the acquisition of 965 Ridgelake Office Building and in order to fund any future tenant improvements and leasing costs, it is unlikely that cash distributions will be reinstated in the near future. The General Partners will continue to monitor the Partnership's cash flow and future cash needs to determine when and at what level distributions may resume.

Results of Operations
---------------------
Partnership operations resulted in net income of $315 and $89,984 for the three and nine months ended September 30, 1995, respectively, compared to net losses of $157,790 and $217,093 for the respective periods in 1994. The change from net loss to net income is primarily attributable to increased rental income, partially offset by higher depreciation and amortization expenses.

Rental income totaled $1,002,573 and $2,973,557 for the three and nine months ended September 30, 1995, respectively, compared with $737,670 and $2,279,456 for the corresponding periods in 1994. The increase in 1995 is primarily attributable to higher occupancy at Swenson Business Park - Building B and Watkins Center.

Depreciation and amortization expenses totaled $458,035 and $1,280,412 for the three and nine months ended September 30, 1995, respectively, compared with $358,723 and $982,658 for the respective periods in 1994. The increase is due to tenant improvements completed during the last quarter of 1994 and the first three quarters of 1995.

Property operating expenses totaled $373,182 and $1,156,481 for the three and nine months ended September 30, 1995, respectively, compared with $396,414 and $1,068,083 for the respective periods in 1994. The increase for the nine-month period was mainly due to higher utilities and insurance expenses at Maitland Center Office Building A and Swenson Business Park Building B.

The Partnership incurred no bad debt expense for the three months ended September 30, 1995, while incurring $21,480 for the nine months ended September 30, 1995, compared to $20,705 and $39,445 for the respective periods in 1994. The decrease in bad debt expense in the three- and nine-month periods is largely due to higher write-offs in 1994 of uncollectible rent receivable at Watkins and Dawson Centers.

As of September 30, 1995, the lease levels of the Properties were as follows:
Watkins Center - 94%; Dawson Business Center - 85%; Maitland Center Office Building A - 95%; Swenson Business Park, Building B - 100%.




                           --------------------------
                           PART II  OTHER INFORMATION
                           --------------------------



Items 1-4       Not applicable

Item 5 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). The assets acquired by Smith Barney included the name "Hutton". Consequently, effective August 3, 1995, the name of the Partnership was changed to Commercial Properties 1, L.P. to delete any reference to "Hutton".

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended September 30, 1995.


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



Date:  November 14, 1995
                                BY:     /s/Kenneth L. Zakin
					Name:	Kenneth L. Zakin
					Title:	Director and President




Date:   November 14, 1995
                                BY:     /s/William Caulfield
                                        Name:   William Caulfield
					Title:	Vice President and Chief
						Financial Officer