Form 10-K
period 1995-12-31
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1996-04-01
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number:  0-11081



                         COMMERCIAL PROPERTIES 1, L.P.
                 (formerly Hutton/GSH Commercial Properties 1)
              Exact name of registrant as specified in its charter


      Virginia
State or other jurisdiction of
incorporation or organization                           13-3075804
                                            I.R.S. Employer Identification No.



3 World Financial Center, 29th Floor,
New York, NY  ATTN: Andre Anderson                           10285
Address of principal executive offices                      zip code


Registrant's telephone number, including area code: (212) 526-3732

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:



                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

Documents Incorporated by Reference:

Portions of Prospectus of Registrant dated November 10, 1981 (included in Amendment No. 1 to Registration Statement, No. 2-78248, of Registrant filed July 13, 1982) are incorporated by reference into Part III.

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.



PART I

Item 1.  Business

(a)	General Development of Business

Commercial Properties 1, L.P. (the "Registrant" or "Partnership") (formerly known as Hutton/GSH Commercial Properties 1) is a Virginia limited partnership organized pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership, dated April 30, 1982, of which CP1 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services IV, Inc. (See Item
10. "Directors and Executive Officers") and HS Advisors II, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). The Partnership was formed to engage in the business of acquiring, operating and holding for investment, the following four joint ventures: (i) Watkins Center Joint Venture, a Georgia joint venture partnership which currently owns and operates Watkins Center; (ii) Dawson Business Center Joint Venture, a Georgia joint venture partnership which owns and operates Dawson Business Center; (iii) Maitland Center Associates Joint Venture, a Florida joint venture partnership which own s and operates the Maitland Center Office Building; and (iv) Beta Building Associates Joint Venture, a California joint venture partnership which owns and operates Swenson Business Park-Building B. (The properties described above are collectively referred to herein as the "Properties").

The Partnership originally held a $6.5 million equity convertible loan on the 965 Ridgelake Office Building in Memphis, Tennessee. On May 17, 1988, the Partnership exercised its option to convert the debt into equity, however, the Partnership was able to negotiate a $5 million partial payment, which was distributed to Limited Partners on October 3, 1990. The remaining $1.5 million was converted into a non-interest bearing second mortgage which matured on August 17, 1995. At that time, the borrower was unable to pay the entire outstanding balance of the loan and initially offered to satisfy the obligation by paying a substantially discounted amount. Following subsequent negotiations, and after evaluating various alternatives, including acquiring the property, an agreement was reached whereby the Partnership received $1,150,000 in December 1995, in full satisfaction of the loan. The proceeds were distributed to the Partners on February 9, 1996. The final resolution of this issue co coupled with improved performance of the Partnership's properties enabled the General Partners to reinstate quarterly distributions of cash flow, beginning with the fourth quarter of 1995. Further information is incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(b)	Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)	Narrative Description of Business

Incorporated by reference to Note 1 "Organization" of the Notes to Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Capital appreciation;

2)  Distributions of Net Cash From Operations attributable to rental income;

3)  Preservation and protection of capital; and

4) Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while the preservation and appreciation of capital will be the Registrant's long-term objective. Future distributions will be made from rental operations with respect to the Registrant's investment in the Properties, as well as from returns of capital. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's Properties are located, especially with regard to achievement of capital appreciation.


The Registrant expects to sell its Properties at such time or times as it deems appropriate, taking into consideration such factors as market conditions for these types of properties, leasing conditions, property cash flow and the possible risks of continued ownership. No Property will be sold, financed or refinanced by the Registrant without agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Limited Partners as a return of capital, so that the Registrant, in effect, will be self-liquidating. As partial payment for Properties sold, the Registrant may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the Limited Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

(d)	Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(e)     Employees

The Partnership has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14 and Note 4 "Real Estate Investments" and Note 7 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

Neither the Registrant nor any of the Properties is subject to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1995.



                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a)	Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)	Holders

As of December 31, 1995, the number of holders of Units was 5,700.

(c)	Distributions

Cash distributions paid to the Limited Partners for the two years ended December 31, 1995 incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's cash and cash equivalents balance was $2,040,428 at December 31, 1995, compared with $1,068,352 at December 31, 1994. The cash and cash equivalents balance is invested in unaffiliated money market funds and includes funds held for anticipated tenant improvements and leasing commissions. The increase is primarily attributable to the Partnership's receipt of $1,150,000 in settlement of the equity convertible loan held on 965 Ridgelake Office Building. The uncollected portion of the note, in the amount of $350,000, is included in bad debt expense in the Partnership's 1995 Statement of Operations. Additionally, the Partnership had a restricted cash balance of $196,362 at December 31, 1995, compared to $162,969 at December 31, 1994 representing tenant security deposits and cash reserved for real estate taxes at Watkins Center.

The Partnership originally held a $6.5 million equity convertible loan on the 965 Ridgelake Office Building in Memphis, Tennessee. On May 17, 1988, the Partnership exercised its option to convert the debt into equity, however, the Partnership was able to negotiate a $5 million partial payment, which was distributed to Limited Partners on October 3, 1990. The remaining $1.5 million was converted into a non-interest bearing second mortgage which matured on August 17, 1995. At that time, the borrower was unable to pay the entire outstanding balance of the loan and initially offered to satisfy the obligation by paying a substantially discounted amount. Following subsequent negotiations, and after evaluating various alternatives, including acquiring the property, an agreement was reached whereby the Partnership received $1,150,000 in full satisfaction of the loan on December 28, 1995. These proceeds were distributed to Partners on February 9, 1996, and the Partnership note receivable balance decreased to $0 at December 31, 1995, from $1,424,192 at December 31, 1994. Further information incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

Prepaid leasing costs increased to $443,745 at December 31, 1995 from $272,178 at December 31, 1994, primarily as a result of leasing commissions related to the execution of a lease in January 1995 for 100% of the leasable space at Swenson Business Park - Building B. Deferred rent receivable totaled $195,197 at December 31, 1995 compared to $126,572 at December 31, 1994. The increase is primarily due to leases executed in late 1994 and in 1995.

Due to affiliates totaled $37,748 at December 31, 1995, compared to $46,408 at December 31, 1994. The decrease is due largely to the timing of payments. Prepaid rent totaled $62,974 at December 31, 1995, compared to $8,295 at December 31, 1994. The increase is attributable largely to new leases executed at Watkins, Dawson Business and Maitland Centers.

Largely due to the settlement of the equity convertible loan and improving Partnership operations, the Partnership declared a cash distribution, in the amount of $4.00 per Unit, for the 1995 fourth quarter which was paid on February 9, 1996. Distribution payable increased to $1,483,333 at December 31, 1995, from $0 at December 31, 1994, reflecting the reinstatement of cash distributions of $333,333 and the distribution of the $1,150,000 proceeds received from the note receivable as discussed above. Cash distributions had been suspended since the second quarter of 1993. The timing and amount of future distributions will be determined quarterly and will depend on several factors, including the adequacy of rental income generated by current leases and Partnership cash flow. Information regarding cash distributions is incorporated by reference to the section entitled "Message to Investors" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


Results of Operations

1995 versus 1994

Partnership operations resulted in a net loss of $290,192 for the year ended December 31, 1995 compared to a net loss of $383,446 for the year ended December 31, 1994. The lower net loss is attributable to higher rental income which was partially offset by bad debt expense of $384,353 of which $350,000 represents the uncollected portion of the $1.5 million note receivable on the 965 Ridgelake Office Building.

Rental income totaled $4,071,987 for the year ended December 31, 1995 compared to $3,076,135 for the year ended December 31, 1994. The increase is primarily attributable to a lease executed in January 1995 for 100% of the leasable space at Swenson Business Park Building B in addition to increased occupancy at Watkins Center and Maitland Center Office Building A. Interest income decreased to $132,699 for the year ended December 31, 1995, from $200,887 for the year ended December 31, 1994 largely due to fully accreting the discount on the note receivable as of August 1995.

Depreciation and amortization increased to $1,718,858 for the year ended December 31, 1995 from $1,361,343 in 1994, primarily due to the depreciation of tenant improvements and leasing commissions associated with leases executed in late 1994 and 1995. Property operating expenses totaled $1,637,509 for the year ended December 31, 1995 compared to $1,563,128 for the year ended December 31, 1994. The increase is primarily attributable to higher repairs and maintenance and management fees at Swenson Business Park - Building B. Bad debt expense totaled $384,353 for the year ended December 31, 1995 compared to $72,977 for the year ended December 31, 1994. The increase primarily represents the uncollected portion, in the amount of $350,000, of the $1.5 million note receivable on the 965 Ridgelake Office Building.

As of December 31, 1995, the lease levels of the Properties were as follows:
Watkins Center - 93%; Dawson Business Center - 85%; Maitland Center Office Building A - 95%; Swenson Business Park, Building B - 100%.


1994 versus 1993

Partnership operations resulted in a net loss of $383,446 for the year ended December 31, 1994, compared to a net loss of $249,782 for the year ended December 31, 1993. The higher net loss for the current year is due primarily to a reduction in rental income.

Rental income totaled $3,076,135 for the year ended December 31, 1994, compared with $3,490,365 for the year ended December 31, 1993. The 11.8% decrease in 1994 is largely attributable to the premature vacancy of Swenson Business Park
- - Building B's only tenant, in the third quarter of 1993, and to AT&T's lease reduction at Maitland Center Office Building A, in the first quarter of 1994. The decrease was partially offset by an increase in rental income at Watkins and Dawson Business Centers resulting from new leases executed at both properties. Interest income totaled $200,887 for the year ended December 31, 1994, compared with $157,117 for the year ended December 31, 1993. The increase is attributable to the accretion of the discount on the note receivable on the 965 Ridgelake Office Building.

Property operating expenses totaled $1,563,128 for the year ended December 31, 1994, compared with $1,597,198 for the year ended December 31, 1993. The decrease in operating expenses is due to decreased repairs and maintenance expenditures at Dawson Center in 1994. The Partnership incurred bad debt expense of $72,977 for the year ended December 31, 1994, compared to $208,446 in 1993. The decrease in bad debt expense is due to the write off of rent owed by the tenant at Swenson Business Park - Building B in 1993.

As of December 31, 1994, the lease levels of the Properties were as follows:
Watkins Center - 83%; Dawson Business Center - 87%; Maitland Center Office Building A - 93%; Swenson Business Park, Building B - vacant (subsequently leased on January 31, 1995. See Liquidity and Capital Resources).


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14 and page F-1 of this report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers and directors. RE Services and HS Advisors, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.


CP1 Real Estate Services Inc.

CP1 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Service IV, Inc., is a Delaware corporation and affiliate of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Hutton Affiliates" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co Incorporated, which resulted in a change in the general partner's name. The names and ages of, as well as the positions held by, the directors and executive officers of RE Services are set forth below. There are no family relationships between or among any officer and any other officer or director.

Certain officers and directors of RE Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

        Name                    Office

	Kenneth L. Zakin	President and Director
	William Caulfield	Vice President and Chief Financial Officer
        Lawrence M. Ostow       Vice President

Kenneth L. Zakin, 47, is a Senior Vice President of Lehman Brothers Inc. and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 35, is a Vice President of Lehman Brothers Inc. and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Lawrence M. Ostow, 28, is a Vice President of Lehman Brothers Inc. and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.


HS Advisors II, Ltd.

HS Advisors II, Ltd. is a California limited partnership formed on May 20, 1980, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

        Name                                   Office
        Robert M. Stanton                      Chairman
        Mark P. Mikuta                         President
        John L. Cote                           Vice President and Treasurer
        Julie R. Adie                          Vice President and Secretary

Robert M. Stanton, 57, is the retired Chairman and Chief Executive Officer of Goodman Segar Hogan, Inc., a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined Goodman Segar Hogan in 1966 and retired from the company in 1993. He is currently President of Stanton Partners, Inc., a real estate investment and advisory firm. Mr. Stanton serves as a Trustee of the Urban Land Institute (ULI) and is a past Trustee and State Director of the International Council of Shopping Centers
(ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appraisers. Currently, he serves on the advisory board of Norfolk Southern Corporation and is Chairman of the Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management. Mr. Stanton also serves as Chairman of American Storage Properties. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he served as Rector of the Board of Visitors.

Mark P. Mikuta, 41, is President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources.
Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant
(CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

John L. Cote, 51, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). He heads that company's Asset Management Division, where he is responsible for the portfolio of the office, retail and industrial properties throughout the southeastern United States. Prior to joining GSHH, Mr. Cote was Vice President of Armada-Hoffler Holdings, Inc., a real estate developer and construction company located in Chesapeake, Virginia. He was employed by Armada-Hoffler from 1980 through 1993. He holds a B.S. Degree in Political Science from the University of Southern Mississippi.

Julie R. Adie, 41, is a Vice President of Goodman Segar Hogan, Inc. and Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.


Certain Matters Involving Affiliates

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services IV, Inc., a General Partner, changed its name to CP1 Real Estate Services Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 1, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining ninety-nine percentage interests in GSHH are limited partnership interests owned fifty percent by GSH and forty-nine percent by HK. The transaction did not affect the ownership of the general partners.



Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1995.

(b)  Security Ownership of Management

The General Partners own 200 Units (134 by RE Services and 66 by HS Advisors), as required by the terms of the offering described in the Prospectus of Registrant, dated November 10, 1981 (the "Prospectus"), contained in Amendment No. 1 to Registration Statement No. 2-73033, filed November 10, 1981, and in Amendment No. 1 to Registration Statement No. 2-78248 of Registrant filed July 13, 1982. None of the officers or directors of either General Partner owns any Units.

(c)  Changes in Control

None.


Item 13.  Certain Relationships and Related Transactions

For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to Note 4 "Real Estate Investments" and Note 9 "Transactions with the General Partners and Affiliates" of Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to certain Properties owned by the Registrant or its joint ventures. For such services GSH will be entitled to receive a management fee as described under the section captioned "Investment Objectives and Policies -- Management of Properties" in the Prospectus, which section is incorporated herein by reference thereto.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly "The Shareholder Services Group") ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 9 "Transactions With the General Partners and Affiliates" of Notes to Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31,
1995 filed as an exhibit under Item 14.




                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


 (a)(1)   Financial Statements:

          Report of Independent Auditors                                  (1)

          Consolidated Balance Sheets - At December 31, 1995 and 1994     (1)

          Consolidated Statements of Operations - For the years ended
          December 31, 1995, 1994 and 1993                                (1)

          Consolidated Statements of Partners' Capital (Deficit)
          For the years ended December 31, 1995, 1994 and 1993            (1)

          Consolidated Statements of Cash Flows
          For the years ended December 31, 1995, 1994 and 1993            (1)

          Notes to Consolidated Financial Statements                      (1)


 (a)(2)   Financial Statement Schedule:

          Schedule III - Real Estate and Accumulated Depreciation F-1

          No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

 (a)(3)   Exhibits:

     (4)(A) Amended and Restated Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated November 10, 1981 (the "Prospectus"), contained in Amendment No. 1 to Registration Statement, No. 2-73033, of Registrant filed November 10, 1981 (the "Registration Statement"), and in Amendment No. 1 to Registration Statement, No. 2-78248, of Registrant filed July 13, 1982).

     (4)(B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit B to the Prospectus).

     (10)(A) Permanent Loan Commitment, as amended, relating to the Ridgelake Office Building, between the Registrant and Boyle Investment Company, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit 10.3 to Amendment No. 1 to the Registration Statement).

     (10)(B) Purchase Agreement relating to Watkins Center, between the Registrant and Norcross-85 Park, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit
             (10)(A) to the Registrant's Quarterly Report on Form 10-Q filed on or about May 15,1982 (the "Quarterly Report")).

     (10)(C) Funding Commitment relating to Dawson Center, between Registrant and Norcross-85 Park, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(B) to the Quarterly Report).

     (10)(D) Funding Commitment relating to the Maitland Center Office Building, between the Registrant and Boyle Investment Company, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(D) to the Registrant's Annual Report on Form 10-K filed on March 31, 1983 (the "1982 Annual Report")).

     (10)(E) Funding Commitment relating to the Swenson Business Park-Building B, between the Registrant and Carl N. Swenson Company, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(E) to the 1982 Annual Report).

     (10)(F) A promissory note in the principal amount of $1,500,000 dated August 17, 1990 from Hutton/GSH Commercial Properties 1 and Boyle Investment Company (included as, and incorporated herein by reference to, Exhibit (10)(F) to the 1990 Annual Report).

     (10)(G) ARIX Plan of Reorganization dated December 20, 1991 and confirmed by the U.S. Bankruptcy Court for the Northern District of California on February 3, 1992 (included in, and incorporated herein by reference to, Exhibit (10)(G) to the 1992 Annual Report).

     (10)(H) Proof of Claim filed by the Registrant with the U.S. Bankruptcy Court for the Northern District of California dated February 20, 1992 for rent owed by ARIX Corporation (included in, and incorporated herein by reference to, Exhibit (10)(H) to the 1992 Annual Report).

        (13) Annual Report to the Unitholders for the year ended December 31, 1995.

        (23) Consent of Independent Auditors

        (27) Financial Data Schedule

        (28) Portions of Prospectus of Registrant dated November 10, 1981 (included as, and incorporated herein by reference to Exhibit (28) of the Registrant's Annual Report on Form 10-K filed March 30,
             1988).

  (b)(3) Reports on Form 8-K:

         No reports on form 8-K were filed in the fourth quarter of the calendar year 1995.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March  25, 1996                  COMMERCIAL PROPERTIES 1, L.P.

                        BY:             HS Advisors II, Ltd.
                                        General Partner

                                        Hogan Stanton Properties, Inc.
                                        General Partner





                         BY:            /s/ Robert M. Stanton
                         Name:          Robert M. Stanton
                         Title:         Chairman of the Board






                          BY:             CP1 Real Estate Services Inc.
                                          General Partner







                           BY:             /s/ Kenneth L. Zakin
                           Name:           Kenneth L. Zakin
                           Title:          Director and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                    CP1 REAL ESTATE SERVICES INC.
                    A General Partner





Date:  March 25, 1996
                           BY:              /s/ Kenneth L. Zakin
                                            Kenneth L. Zakin
                                            Director and President





Date:  March 25, 1996
                           BY:               /s/ William Caulfield
                                             William Caulfield
                                             Vice President and
                                             Chief Financial Officer





Date:  March 25, 1996
                           BY:                /s/ Lawrence M. Ostow
                                              Lawrence M. Ostow
                                              Assistant Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                              HS ADVISORS II, LTD.
                              A General Partner





Date:  March 25, 1996
                      BY:     /s/ Robert M. Stanton
                              Robert M. Stanton
                              Chairman of the Board
                              Hogan Stanton Properties, Inc., as
                              general partner of HS Advisors II, Ltd.





Date: March 25, 1996
                      BY:      /s/ Mark P. Mikuta
                               Mark P. Mikuta
                               President of Hogan Stanton Properties,
                               Inc., as general partner of HS Advisors II, Ltd.





Date:  March 25, 1996
                         BY:    /s/ John L. Cote
                                John L. Cote
                                Vice President and Treasurer of Hogan Stanton Properties, Inc., as general partner of HS Advisors II, Ltd.







Date:  March 25, 1996
                         BY:    /s/ Julie R. Adie
                                Julie R. Adie
                                Vice President and Secretary of Hogan Stanton Properties, Inc., as general partner of HS Advisors II, Ltd.