Form 10-Q
period 1996-03-31
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1996-05-15
CIK 353891

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X      Quarterly Report Pursuant to Section 13 or 15(d) of the
   -----    Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

        or

   ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


       For the Transition period from ______  to ______


                        Commission File Number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
                        -------------------------------
              Exact Name of Registrant as Specified in its Charter


           Virginia                                     13-3075804
          ----------                                  -------------
State or Other Jurisdiction of
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                             10285
- - --------------------------------------                          -------
Address of Principal Executive Offices
                                                                Zip Code


                                 (212) 526-3237
                                ----------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____




Consolidated Balance Sheets
- - ----------------------------                  At March 31,     At December 31,
                                                     1996                1995
Assets
Real estate, at cost:
  Land                                      $   4,871,718       $   4,871,718
  Buildings and improvements                   28,311,409          28,180,988
                                               33,183,127          33,052,706
  Less accumulated depreciation               (14,040,061)        (13,642,791)
                                               19,143,066          19,409,915
Cash and cash equivalents                         952,857           2,040,428
Restricted cash                                   227,898             196,362
Accounts and rent receivable                       63,343             138,460
Deferred rent receivable                          198,004             195,197
Prepaid leasing costs, net of accumulated
  amortization of $192,339 in 1996 and
  $172,695 in 1995                                420,626             443,745
Other assets                                       58,194              87,565
     Total Assets                           $  21,063,988       $  22,511,672
Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                    $   4,944,680       $   4,991,850
  Distribution payable                            333,333           1,483,333
  Accounts payable and accrued expenses           225,599              99,941
  Due to affiliates                                33,487              37,748
  Security deposits payable                       197,041             199,507
  Prepaid rent                                     13,001              62,974
        Total Liabilities                       5,747,141           6,875,353
Minority interest                                 833,694             832,564
Partners' Capital (Deficit):
  General Partners                               (929,816)           (929,816)
  Limited Partners (75,000 units
  outstanding)                                 15,412,969          15,733,571
        Total Partners' Capital                14,483,153          14,803,755
        Total Liabilities and Partners'
          Capital                           $  21,063,988       $  22,511,672




Consolidated Statement of Partners' Capital (Deficit)
- - ----------------------------------------------------
For the three months ended March 31, 1996
                                            General       Limited
                                           Partners      Partners        Total
Balance at December 31, 1995              $(929,816)  $15,733,571  $14,803,755
Net income (loss)                            33,333       (20,602)      12,731
Distributions                               (33,333)     (300,000)    (333,333)
Balance at March 31, 1996                 $(929,816)  $15,412,969  $14,483,153




Consolidated Statements of Operations
- - -------------------------------------
For the three months ended March 31,                       1996          1995
Income
Rent                                                $ 1,119,264   $   866,932
Interest                                                 17,556        44,343
     Total income                                     1,136,820       911,275
Expenses
Depreciation and amortization                           432,236       435,059
Property operating                                      477,551       381,168
Interest                                                122,126       126,447
General and administrative                               91,046        54,468
Bad debt expense                                              _        21,480
     Total expenses                                   1,122,959     1,018,622
Income (loss) before minority interest                   13,861      (107,347)
Minority interest in loss of consolidated venture        (1,130)       22,128
     Net Income (Loss)                              $    12,731   $   (85,219)
Net Income (Loss) Allocated:
To the General Partners                             $    33,333   $         _
To the Limited Partners                                 (20,602)      (85,219)
                                                    $    12,731   $   (85,219)
Per limited partnership unit
(75,000 outstanding)                                      $(.27)       $(1.14)




Consolidated Statements of Cash Flows
- - -------------------------------------
For the three months ended March 31,                        1996          1995
Cash Flows From Operating Activities
Net income (loss)                                   $     12,731  $    (85,219)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                         432,236       435,059
   Accretion of discount on note receivable                    _       (28,428)
   Minority interest in income (loss) of
    consolidated ventures                                  1,130       (22,128)
Increase (decrease) in cash arising from
 changes in operating assets and liabilities
   Restricted cash                                       (31,536)      (45,753)
   Accounts and rent receivable                           75,117        23,954
   Prepaid leasing costs                                 (11,846)     (149,324)
   Deferred rent receivable                               (2,807)      (25,317)
   Other assets                                           29,371        44,926
   Accounts payable and accrued expenses                 125,657        27,812
   Due to affiliates                                      (4,261)      (83,201)
   Security deposits payable                              (2,466)       15,191
   Prepaid rent                                          (49,973)        3,121
Net cash provided by operating activities                573,353       110,693
Cash Flows From Investing Activities
   Additions to real estate assets                      (130,421)      (21,299)
Net cash used for investing activities                  (130,421)      (21,299)
Cash Flows From Financing Activities
  Cash distributions                                  (1,483,333)            _
  Mortgage principal payments                            (47,170)      (42,849)
Net cash used for financing activities                (1,530,503)      (42,849)
Net increase (decrease) in cash and cash equivalents  (1,087,571)       46,545
Cash and cash equivalents, beginning of period         2,040,428     1,068,352
Cash and cash equivalents, end of period            $    952,857  $  1,114,897
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $    122,126  $    126,447



Notes to the Financial Statements
- - ----------------------------------
The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partner's capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).




Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations


Liquidity and Capital Resources
- - --------------------------------
The Partnership had cash and cash equivalents totaling $952,857 at March 31, 1996, compared with $2,040,428 at December 31, 1995. The decrease is primarily due to the payment of a cash distribution paid on February 9, 1996, partially offset by higher net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $227,898 at March 31, 1996, which consists of security deposits and funds reserved for property tax payments.

At March 31, 1996 Maitland Center Office Building A remained 95% leased to eighteen tenants. One lease representing 2,198 square feet is scheduled to expire in November of 1996.

At Watkins Center, the General Partners executed eight new leases totaling 12,708 square feet and a 3,420 square foot lease expansion with a tenant which now leases 5,100 square feet. Four tenants leasing a total of 5,345 square feet vacated their spaces upon expiration of their respective leases. As a result, the property was 95% leased at March 31, 1996. Eleven leases totaling 27,278 square feet, representing 7% of the Property's leasable area, are scheduled to expire during the remainder of 1996.

At Dawson Business Center, the General Partners executed a new three-year lease for 1,518 square feet, during the quarter. Additionally, a tenant executed a five-year lease extension and expanded its space by an additional 1,192 square feet, for a total of 2,825 square feet, and another tenant extended its lease by three years and expanded its space by 1,440 square feet, for a total of 2,640 square feet. Four tenants, leasing a total of 6,880 square feet, vacated the premises upon the expiration of their respective leases during the quarter. As a result, the property was 89% leased at March 31, 1996. Seven leases totaling 12,050 square feet, or 16% of the Property's leasable area, are scheduled to expire during the remainder of 1996.

Accounts and rent receivable decreased to $63,343 at March 31, 1996 from $138,460 at December 31, 1995 due to the timing of rental receipts. Distribution payable decreased to $333,333 at March 31, 1996, from $1,483,333 at December 31, 1995. The higher December 31, 1995 total reflects the reinstatement of quarterly cash distributions in the amount of $333,333 in addition to a special distribution of $1,150,000 representing proceeds received in full satisfaction of the note receivable on the 965 Ridgelake Office Building. The Partnership originally held a $6.5 million equity convertible loan on the 965 Ridgelake Office Building in Memphis, Tennessee. On May 17, 1988, the Partnership exercised its option to convert the debt into equity, however, the Partnership was able to negotiate a $5 million partial payment, which was distributed to Limited Partners on October 3, 1990. The remaining $1.5 million was converted into a non-interest bearing second mortgage which matured on August 17, 1995. At that time, the borrower was unable to pay the entire outstanding balance of the loan and initially offered to satisfy the obligation by paying a substantially discounted amount. Following subsequent negotiations, and after evaluating various alternatives, including acquiring the property, an agreement was reached whereby the Partnership received $1,150,000 in full satisfaction of the loan on December 28, 1995. These proceeds were distributed to Partners on February 9, 1996.

A cash distribution in the amount of $4.00 per Unit will be paid to the Limited Partners in May 1996. This distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1996 first quarter operations, anticipated future cash needs and current cash position.

Accounts payable and accrued expenses totaled $225,599 at March 31, 1996 compared with $99,941 at December 31, 1995. The increase is largely due to the timing of real estate taxes payments at all four of the Partnership's properties.

Results of Operations
- - ----------------------
The Partnership's operations resulted in net income of $12,731 for the three months ended March 31, 1996, compared with net loss of $85,219 for the three months ended March 31, 1995. The change from net loss to net income is primarily attributable to an increase in rental income, partially offset by higher property operating expenses.

Rental income totaled $1,119,264 for the three months ended March 31, 1996, compared with $866,932 a year earlier. The increase is primarily attributable to rental income received from a tenant leasing 100% of Swenson Business Park - Building B, pursuant to a lease which commenced on April 1995. Interest income totaled $17,556 for the three months ended March 31, 1996, compared with $44,343 for the comparable period in 1995. The decrease is primarily due to lower cash balances in 1996.

Property operating expenses totaled $477,551 for the three months ended March 31, 1996, compared to $381,168 a year earlier. The increase is largely attributable to higher repair and maintenance expenses at all of the Partnership's properties, in addition to higher electric utility expenses at Maitland Center Office Building A and Swenson Business Park - Building B.

General and Administrative expenses totaled $91,046 for the three months ended March 31, 1996 compared with $54,468 for the same period in 1995. The increase is largely due to higher appraisal costs and additional postage and mailing fees associated with the reinstatement of quarterly distributions. Bad debt expense totaled $0 for the three months ended March 31, 1996 compared with $21,480 for the corresponding period in 1995. The 1995 amount represents the full write off of rents receivable associated with three tenants at Watkins Center.

As of March 31, 1996, lease levels at each of the Properties were as follows:
Watkins Center - 95%; Dawson Business Center - 89%; Maitland Center Office Building A - 95%; Swenson Business Park, Building B - 100%.




Part II       Other Information

Items 1-5     Not applicable.

Item 6        Exhibits and reports on Form 8-K.

              (a)  Exhibits -

                        (27) Financial Data Schedule

              (b)  Reports on Form 8-K

              On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.




                                   SIGNATURES
                                  ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              COMMERCIAL PROPERTIES 1, L.P.
                         BY:  CP1 Real Estate Services, Inc.
                              General Partner




Date:   May 14, 1996          BY:  /s/ Kenneth L. Zakin
                                   Director  and President



Date:   May 14, 1996          BY:  /s/ William Caulfield
                                   Vice President and Chief
                                   Financial Officer