Form 10-Q
period 1996-06-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1996-08-14
CIK 353891

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

    or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
                       --------------------------------
              Exact Name of Registrant as Specified in its Charter


           Virginia                                   13-3075804
          ----------                                -------------
State or Other Jurisdiction of
Incorporation or Organization             I.R.S. Employer Identification No.



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                              10285
- --------------------------------------                           -------
Address of Principal Executive Offices                           Zip Code



                                 (212) 526-3237
                               -----------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____




Consolidated Balance Sheets
                                                 At June 30,    At December 31,
                                                       1996               1995
Assets
Real estate investments, at cost:
  Land                                         $  4,871,718       $  4,871,718
  Buildings and improvements                     28,566,784         28,180,988
                                                 33,438,502         33,052,706
  Less accumulated depreciation                 (14,440,609)       (13,642,791)
                                                 18,997,893         19,409,915
Cash and cash equivalents                           644,903          2,040,428
Restricted cash                                     256,199            196,362
Rent receivable                                     124,358            138,460
Deferred rent receivable                            200,128            195,197
Prepaid leasing costs, net of accumulated
 amortization of $225,244 in 1996 and
 $172,695 in 1995                                   411,276            443,745
Other assets                                        139,845             87,565
        Total Assets                           $ 20,774,602       $ 22,511,672
Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                       $  4,896,171       $  4,991,850
  Distribution payable                              416,667          1,483,333
  Accounts payable and accrued expenses             200,674             99,941
  Due to affiliates                                  38,335             37,748
  Security deposits payable                         195,175            199,507
  Prepaid rent                                      130,988             62,974
        Total Liabilities                         5,878,010          6,875,353
Minority interest                                   832,425            832,564
Partners' Capital (Deficit):
  General Partners                                 (929,816)          (929,816)
  Limited Partners (75,000 units outstanding)    14,993,983         15,733,571
  Total Partners' Capital                        14,064,167         14,803,755
  Total Liabilities and Partners' Capital      $ 20,774,602       $ 22,511,672





Consolidated Statement of Partners' Capital (Deficit)
For the six  months ended June 30, 1996
                                            General       Limited
                                           Partners      Partners         Total
Balance at December 31, 1995             $ (929,816)  $15,733,571   $14,803,755
Net income (loss)                            75,000       (64,588)       10,412
Distributions                               (75,000)     (675,000)     (750,000)
Balance at June 30, 1996                 $ (929,816)  $14,993,983   $14,064,167





Consolidated Statements of Operations
                         Three months ended June 30,  Six months ended June 30,
                               1996            1995          1996         1995
Income
Rent                     $1,112,489      $1,104,052    $2,231,753   $1,970,984
Interest                     10,469          44,498        28,025       88,841
     Total Income         1,122,958       1,148,550     2,259,778    2,059,825
Expenses
Depreciation and
 amortization               437,256         387,318       869,492      822,377
Property operating          475,744         402,131       953,295      783,299
Interest                    120,786         125,391       242,912      251,838
General and
 administrative              83,054          60,652       174,100      115,120
Bad debt expense              9,706               _         9,706       21,480
     Total Expenses       1,126,546         975,492     2,249,505    1,994,114
Income (loss) before
 minority interest           (3,588)        173,058        10,273       65,711
Minority interest in loss
 of consolidated venture      1,269           1,830           139       23,958
     Net Income (Loss)   $   (2,319)     $  174,888    $   10,412   $   89,669
Net Income (Loss)
 Allocated:
To the General Partners  $   41,667      $    8,967    $   75,000   $    8,967
To the Limited Partners     (43,986)        165,921       (64,588)      80,702
                         $   (2,319)     $  174,888    $   10,412   $   89,669
Per limited partnership
unit (75,000 outstanding)     $(.59)          $2.22         $(.86)       $1.08





Consolidated Statements of Cash Flows
For the six months ended June 30,                           1996          1995
Cash Flows From Operating Activities
Net income                                          $     10,412   $    89,669
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                         869,492       822,377
   Accretion of discount on note receivable                    _       (56,856)
   Minority interest in loss of consolidated ventures       (139)      (23,958)
Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Restricted cash                                  (59,837)      (78,522)
        Rent receivable                                   14,102         3,049
        Deferred rent receivable                          (4,931)      (46,214)
        Prepaid leasing costs                            (36,593)     (293,789)
        Other assets                                     (52,280)       19,999
        Accounts payable and accrued expenses            100,733       121,636
        Due to affiliates                                    587        (8,887)
        Security deposits payable                         (4,332)       31,100
        Prepaid rent                                      68,014        23,936
Net cash provided by operating activities                905,228       603,540
Cash Flows From Investing Activities
  Additions to real estate assets                       (388,408)     (362,316)
Net cash used for investing activities                  (388,408)     (362,316)
Cash Flows From Financing Activities
  Cash distributions                                  (1,816,666)            _
  Mortgage principal payments                            (95,679)      (86,754)
Net cash used for financing activities                (1,912,345)      (86,754)
Net increase (decrease) in cash and cash
 equivalents                                          (1,395,525)      154,470
Cash and cash equivalents, beginning of period         2,040,428     1,068,352
Cash and cash equivalents, end of period            $    644,903   $ 1,222,822
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $    242,912   $   251,838





Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $644,903 at June 30, 1996, compared with $2,040,428 at December 31, 1995. The decrease is primarily due to the payment of a special cash distribution on February 9, 1996, partially offset by net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $256,199 at June 30, 1996, compared with $196,362 at December 31, 1995. The restricted cash balance, which consists of security deposits and funds reserved for property tax payments, increased primarily due to contributions to the reserve for property tax payments.

At Maitland Center Office Building A, the General Partners executed two lease expansions totaling 8,720 square feet. However, one tenant leasing 6,380 square feet on a month-to- month basis vacated its space in April 1996. As a result, the property was 97% leased at June 30, 1996. One lease representing 2,198 square feet is scheduled to expire in November of 1996.

At Watkins Center, the General Partners executed three new leases totaling 4,141 square feet during the quarter. However, four tenants leasing a total of 7,055 square feet vacated their spaces upon the expiration of their respective leases. As a result, the property was 94% leased at June 30, 1996. Seven leases totaling 19,143 square feet or 5% of the property's leasable area, are scheduled to expire during the remainder of 1996.

At Dawson Business Center, during the second quarter of 1996, one tenant occupying 1,935 square feet pursuant to a lease scheduled to expire in August 1996, renewed its lease for three years. Additionally, two tenants, leasing a total of 3,922 square feet, vacated the premises upon the expiration of their respective leases. However, the General Partners re-leased this vacant space to two new tenants and as a result, the property remained 89% leased at June 30, 1996. Two leases totaling 3,120 square feet, or 4% of the property's leasable area, are scheduled to expire during the remainder of 1996.

Rent receivable decreased to $124,358 at June 30, 1996 from $138,460 at December 31, 1995 mainly due to the timing of rental receipts. Other assets increased to $139,845 at June 30, 1996 from $87,565 at December 31, 1995 primarily due to higher prepaid insurance.

Distribution payable decreased to $416,667 at June 30, 1996, from $1,483,333 at December 31, 1995. The higher December 31, 1995 total reflects a quarterly cash distribution in the amount of $333,333 in addition to a special distribution of $1,150,000 representing proceeds received in full satisfaction of the note receivable on the 965 Ridgelake Office Building. These proceeds were distributed to Partners on February 9, 1996.

A cash distribution in the amount of $5.00 per Unit will be paid to the Limited Partners in August 1996. This distribution was funded from the Partnership's second quarter operations and was declared after a review of the Partnership's anticipated future cash needs and current cash position.

Accounts payable and accrued expenses totaled $200,674 at June 30, 1996 compared with $99,941 at December 31, 1995. The increase is largely due to the timing of real estate tax payments at three of the Partnership's four properties. Prepaid rent totaled $130,988 at June 30, 1996 compared with $62,974 at December 31, 1995. The increase is primarily attributable to prepaid rental payments made by tenants at Swenson Business Park - Building B, Watkins Center and Dawson Business Center.

Results of Operations

The Partnership's operations resulted in net loss of $2,319 and net income of $10,412 for the three and six months ended June 30, 1996, respectively, compared with net income of $174,888 and $89,669 for the three and six months ended June 30, 1995, respectively. The change from net income to net loss for the three-month period is primarily attributable to higher depreciation and amortization and property operating expenses. The decrease in net income for the six-month period is primarily attributable to higher property operating expenses, partially offset by higher rental income.

Rental income totaled $1,112,489 and $2,231,753 for the three and six months ended June 30, 1996, compared with $1,104,052 and $1,970,984 for the comparable periods in 1995. The increases are primarily attributable to rental income received from a tenant leasing 100% of Swenson Business Park - Building B, pursuant to a lease which commenced in April 1995. Interest income totaled $10,469 and $28,025 for the three and six months ended June 30, 1996, respectively, compared with $44,498 and $88,841 for the comparable periods a year earlier. The decreases are primarily due to lower cash balances in 1996.

Property operating expenses totaled $475,744 and $953,295 for the three and six months ended June 30, 1996, respectively, compared with $402,131 and $783,299 for the comparable periods a year earlier. The increase is largely attributable to higher repair and maintenance expenses at all of the Partnership's properties, in addition to higher electric utility expenses at Maitland Center Office Building A and Swenson Business Park - Building B.

General and administrative expenses totaled $83,054 and $174,100 for the three and six months ended June 30, 1996 compared with $60,652 and $115,120 for the same periods in 1995. The increases are largely due to higher Partnership administrative expenses, appraisal costs and additional postage and mailing fees associated with the reinstatement of quarterly distributions.

As of June 30, 1996, lease levels at each of the Properties were as follows:
Watkins Center - 94%; Dawson Business Center - 89%; Maitland Center Office Building A - 97%; Swenson Business Park, Building B - 100%.





Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                        (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996






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



                                   COMMERCIAL PROPERTIES 1, L.P.
                              BY:  CP1 Real Estate Services Inc.
                                   General Partner



Date:   August 14, 1996            BY:  /s/ Kenneth L. Zakin
                                        Director  and President




Date:   August 14, 1996            BY:  /s/ William Caulfield
                                        Vice President and Chief
                                        Financial Officer