Form 10-Q
period 1996-09-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1996-11-14
CIK 353891

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1996

   or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter


         Virginia                                       13-3075804
       ------------                                   -------------
State or Other Jurisdiction of
Incorporation or Organization             I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                               10285
-------------------------------------                             -------
Address of Principal Executive Offices                            Zip Code


                                 (212) 526-3237
                               ------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Consolidated Balance Sheets                  At September 30,   At December 31,
                                                        1996              1995
Assets
Real estate investments, at cost:
  Land                                          $  4,871,718      $  4,871,718
  Buildings and improvements                      28,674,249        28,180,988
                                                  33,545,967        33,052,706
  Less accumulated depreciation                  (14,853,847)      (13,642,791)
                                                  18,692,120        19,409,915
Cash and cash equivalents                            612,722         2,040,428
Restricted cash                                      229,712           196,362
Rent receivable                                       56,216           138,460
Deferred rent receivable                             205,525           195,197
Prepaid leasing costs, net of accumulated
 amortization of $261,088 in 1996 and
 $172,695 in 1995                                    401,136           443,745
Other assets                                         118,693            87,565
        Total Assets                            $ 20,316,124      $ 22,511,672
Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                        $  4,846,575      $  4,991,850
  Distribution payable                               416,667         1,483,333
  Accounts payable and accrued expenses              207,787            99,941
  Due to affiliates                                   28,000            37,748
  Security deposits payable                          197,499           199,507
  Prepaid rent                                        90,304            62,974
        Total Liabilities                          5,786,832         6,875,353
Minority interest                                    834,047           832,564
Partners' Capital (Deficit):
  General Partners                                  (929,816)         (929,816)
  Limited Partners (75,000 units outstanding)     14,625,061        15,733,571
  Total Partners' Capital                         13,695,245        14,803,755
        Total Liabilities and Partners' Capital $ 20,316,124      $ 22,511,672





Consolidated Statement of Partners' Capital (Deficit)
For the nine  months ended September 30, 1996
                                             General       Limited
                                            Partners      Partners        Total
Balance at December 31, 1995               $(929,816)  $15,733,571  $14,803,755
Net income (loss)                            116,667       (58,510)      58,157
Distributions                               (116,667)   (1,050,000)  (1,166,667)
Balance at September 30, 1996              $(929,816)  $14,625,061  $13,695,245




Consolidated Statements of Operations
                                     Three months ended      Nine months ended
                                       September 30,            September 30,
                                    1996         1995         1996         1995
Income
Rent                          $1,109,834   $1,002,573   $3,341,587   $2,973,557
Interest                           7,365       32,868       35,390      121,709
     Total Income              1,117,199    1,035,441    3,376,977    3,095,266
Expenses
Depreciation and amortization    449,083      458,035    1,318,575    1,280,412
Property operating               422,580      373,182    1,375,875    1,156,481
Interest                         113,364      124,309      356,276      376,147
General and administrative        71,435       69,307      245,535      184,427
Bad debt expense                  11,370            -       21,076       21,480
        Total Expenses         1,067,832    1,024,833    3,317,337    3,018,947
Income before minority
 interest                         49,367       10,608       59,640       76,319
Minority interest
 in consolidated ventures         (1,622)     (10,293)      (1,483)      13,665
        Net Income            $   47,745   $      315   $   58,157   $   89,984
Net Income (Loss) Allocated:
To the General Partners       $   41,667   $       31   $  116,667   $    8,998
To the Limited Partners            6,078          284      (58,510)      80,986
                              $   47,745   $      315   $   58,157   $   89,984
Per limited partnership unit
(75,000 outstanding)                $.08         $.00        $(.78)       $1.08




Consolidated Statements of Cash Flows
For the nine months ended September 30,                      1996          1995
Cash Flows From Operating Activities
Net income                                            $    58,157    $   89,984
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                        1,318,575     1,280,412
   Accretion of discount on note receivable                     -       (75,808)
   Minority interest in consolidated ventures               1,483       (13,665)
Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Restricted cash                                   (33,350)      (60,058)
        Rent receivable                                    82,244       (8,367)
        Deferred rent receivable                          (10,328)      (52,497)
        Prepaid leasing costs                             (62,298)     (289,662)
        Other assets                                      (31,128)       (6,893)
        Accounts payable and accrued expenses             107,846       109,215
        Due to affiliates                                  (9,748)       (9,180)
        Security deposits payable                          (2,008)       22,539
        Prepaid rent                                       27,330        84,999
Net cash provided by operating activities               1,446,775     1,071,019
Cash Flows From Investing Activities
  Additions to real estate assets                        (495,873)   (1,163,694)
Net cash used for investing activities                   (495,873)   (1,163,694)
Cash Flows From Financing Activities
  Cash distributions                                   (2,233,333)            -
  Mortgage principal payments                            (145,275)     (131,741)
Net cash used for financing activities                 (2,378,608)     (131,741)
Net decrease in cash and cash equivalents              (1,427,706)     (224,416)
Cash and cash equivalents, beginning of period          2,040,428     1,068,352
Cash and cash equivalents, end of period              $   612,722   $   843,936
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $   356,276   $   376,147




Notes to the Consolidated financial statements

The unaudited consolidated interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations


Liquidity and Capital Resources
-------------------------------
The Partnership had cash and cash equivalents totaling $612,722 at September 30, 1996, compared with $2,040,428 at December 31, 1995. The decrease is primarily due to the payment of a special cash distribution on February 9, 1996, partially offset by net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $229,712 at September 30, 1996, compared with $196,362 at December 31, 1995. The restricted cash balance, which consists of security deposits and funds reserved for property tax payments, increased primarily due to contributions to the reserve for property tax payments.

At Watkins Center, the General Partners executed seven new leases in the third quarter totaling 12,590 square feet. However, two tenants leasing a total of 3,604 square feet vacated their spaces upon the expiration of their respective leases. Additionally, four tenants leasing a total of 6,026 square feet terminated their leases prematurely. As a result, the property remained 94% leased at September 30, 1996. Six leases totaling 17,804 square feet or 5% of the property's leasable area, are scheduled to expire during the remainder of 1996.

At Dawson Business Center, the General Partners executed two new leases totaling 3,193 square feet. Additionally, two tenants occupying a total of 3,000 square feet, whose leases were scheduled to expire during the quarter, renewed their respective leases for three years. However, a tenant leasing 1,470 square feet terminated its lease prematurely. As a result, the property was 91% leased at September 30, 1996. There are no scheduled lease expirations through year-end.

Rent receivable decreased to $56,216 at September 30, 1996 from $138,460 at December 31, 1995 mainly due to the timing of rental receipts. Other assets increased to $118,693 at September 30, 1996 from $87,565 at December 31, 1995 primarily due to higher prepaid insurance.

Distribution payable decreased to $416,667 at September 30, 1996, from $1,483,333 at December 31, 1995. The higher year- end balance reflects a quarterly cash distribution in the amount of $333,333 in addition to a special distribution of $1,150,000, representing proceeds received in full satisfaction of the note receivable on the 965 Ridgelake Office Building. These proceeds were distributed to Partners on February 9, 1996.

A cash distribution in the amount of $5.00 per Unit will be paid to the Limited Partners in November 1996. This distribution was funded from the Partnership's third quarter operations and was declared after a review of the Partnership's anticipated future cash needs and current cash position.

Accounts payable and accrued expenses totaled $207,787 at September 30, 1996 compared with $99,941 at December 31, 1995. The increase is largely due to the timing of real estate tax payments at three of the Partnership's four properties. Prepaid rent totaled $90,304 at September 30, 1996 compared with $62,974 at December 31, 1995. The increase is primarily attributable to prepaid rental payments made by tenants at Swenson Business Park - Building B, Watkins Center and Dawson Business Center.

Results of Operations
---------------------
The Partnership's operations resulted in net income of $47,745 and $58,157 for the three and nine months ended September 30, 1996, respectively, compared with net income of $315 and $89,984 for the three and nine months ended September 30, 1995, respectively. The increase for the three-month period is primarily attributable to higher rental income, while the decrease for the nine-month period is primarily attributable to higher property operating expenses, partially offset by higher rental income.

Rental income totaled $1,109,834 and $3,341,587 for the three and nine months ended September 30, 1996, compared with $1,002,573 and $2,973,557 for the comparable periods in 1995. The increases are primarily attributable to rental income received from a tenant leasing 100% of Swenson Business Park - Building B, pursuant to a lease which commenced in April 1995. Interest income totaled $7,365 and $35,390 for the three and nine months ended September 30, 1996, respectively, compared with $32,868 and $121,709 for the comparable periods a year earlier. The decreases are primarily due to lower cash balances in 1996.

Property operating expenses totaled $422,580 and $1,375,875 for the three and nine months ended September 30, 1996, respectively, compared with $373,182 and $1,156,481 for the comparable periods a year earlier. The increase is largely attributable to higher repair and maintenance expenses at all of the Partnership's properties, in addition to higher electric utility expenses at Maitland Center Office Building A and Swenson Business Park Building B.

General and administrative expenses totaled $71,435 and $245,535 for the three and nine months ended September 30, 1996 compared with $69,307 and $184,427 for the same periods in 1995. The increases are largely due to higher Partnership administrative expenses, appraisal costs and additional postage and mailing fees associated with the reinstatement of quarterly distributions.

As of September 30, 1996, lease levels at each of the Properties were as follows: Watkins Center - 94%; Dawson Business Center 91%; Maitland Center Office Building A - 97%; Swenson Business Park, Building B - 100%.




Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                     (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.




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



                                   COMMERCIAL PROPERTIES 1, L.P.
                              BY:  CP1 Real Estate Services Inc.
                                   General Partner



Date:  November 13, 1996           BY:  /s/ Kenneth L. Zakin
                                        Director  and President


Date:  November 13, 1996           BY:  /s/ William Caulfield
                                       Vice President and Chief
                                       Financial Officer