Form 10-K
period 1996-12-31
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1997-03-25
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number:  0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
                 (formerly Hutton/GSH Commercial Properties 1)
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


      Virginia                                            13-3075804
---------------------------                           ------------------
State or other jurisdiction                  I.R.S. Employer Identification No.
of incorporation or organization


3 World Financial Center, 29th Floor,
New York, NY  ATTN: Andre Anderson                           10285
--------------------------------------                     --------
Address of principal executive offices                     zip code

Registrant's telephone number, including area code: (212) 526-3732

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                              --------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X      No
                                           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

Documents Incorporated by Reference:

Portions of Prospectus of Registrant dated November 10, 1981 (included in Amendment No. 1 to Registration Statement, No. 2-78248, of Registrant filed July 13, 1982) are incorporated by reference into Part III.

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


                                     PART I

Item 1.  Business

(a)  General Development of Business

Commercial Properties 1, L.P. (the "Registrant" or "Partnership") (formerly known as Hutton/GSH Commercial Properties 1) is a Virginia limited partnership organized pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership, dated April 30, 1982, of which CP1 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services IV, Inc. (See Item
10. "Directors and Executive Officers") and HS Advisors II, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). The Partnership was formed to engage in the business of acquiring, operating and holding for investment, the following four joint ventures: (i) Watkins Center Joint Venture, a Georgia joint venture partnership which currently owns and operates Watkins Center; (ii) Dawson Business Center Joint Venture, a Georgia joint venture partnership which owns and operates Dawson Business Center; (iii) Maitland Center Associates Joint Venture, a Florida joint venture partnership which owns and operates the Maitland Center Office Building; and (iv) Beta Building Associates Joint Venture, a California joint venture partnership which owns and operates Swenson Business Park-Building B. (The properties described above are collectively referred to herein as the "Properties").

The Partnership originally held a $6.5 million equity convertible loan on the 965 Ridgelake Office Building in Memphis, Tennessee. On May 17, 1988, the Partnership exercised its option to convert the debt into equity, however, before the conversion was finalized, the Partnership was able to negotiate a $5 million partial payment, which was distributed to Limited Partners on October 3, 1990. The remaining $1.5 million was converted into a non-interest bearing second mortgage which matured on August 17, 1995. At that time, the borrower was unable to pay the entire outstanding balance of the loan and initially offered to satisfy the obligation by paying a substantially discounted amount. Following subsequent negotiations, and after evaluating various alternatives, including acquiring the property, an agreement was reached whereby the Partnership received $1,150,000 in December 1995, in full satisfaction of the loan. The proceeds were distributed to the Partners on February 9, 1996. The final resolution of this issue coupled with improved performance of the Partnership's properties enabled the General Partners to reinstate quarterly distributions of cash flow, beginning with the fourth quarter of 1995. Further information is incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

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

(c)  Narrative Description of Business

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

 -   Capital appreciation;

 -   Distributions of Net Cash From Operations attributable to rental income;

 -   Preservation and protection of capital; and

 - Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

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

The Registrant expects to market its Properties for sale during 1997. No Property will be sold, financed or refinanced by the Registrant without agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Limited Partners as a return of capital, so that the Registrant, in effect, will be self-liquidating. As partial payment for Properties sold, the Registrant may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the Limited Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

(d)  Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(e)  Employees

The Partnership has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14 and Note 4 "Real Estate Investments" and Note 7 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

Neither the Registrant nor any of the Properties is subject to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1996.


                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a)  Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders

As of December 31, 1996, the number of holders of Units was 5,613.

(c)  Distributions

Cash distributions paid to the Limited Partners for the two years ended December 31, 1996 and December 31, 1995 are incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's cash and cash equivalents balance was $301,658 at December 31, 1996, compared with $2,040,428 at December 31, 1995. The decrease is primarily due to the payment of a special cash distribution on February 9, 1996, and payments for building and tenant improvements. Additionally, the Partnership had a restricted cash balance of $203,626 at December 31, 1996 representing security deposits and funds reserved for property tax payments.

Rent receivable totaled $19,966 at December 31, 1996 compared with $138,460 at December 31, 1995. The decrease is due to the timing of rental receipts. Prepaid leasing costs decreased to $379,758 at December 31, 1996 from $443,745 at December 31, 1995, primarily as a result of the amortization of leasing commissions related to the execution of a lease in January 1995 for 100% of the leasable space at Swenson Business Park - Building B. Deferred rent receivable totaled $215,389 at December 31, 1996 compared to $195,197 at December 31, 1995. The increase is primarily due to leases executed in 1996 and in 1995.

Distribution payable decreased to $416,667 at December 31, 1996, from $1,483,333 at December 31, 1995. The higher 1995 balance reflects quarterly cash distributions in the amount of $333,333 in addition to a special distribution of $1,150,000, representing proceeds received in full satisfaction of the note receivable on the 965 Ridgelake Office Building. These proceeds were distributed to Partners on February 9, 1996.

The Partnership paid cash distributions from operations to the Limited Partners of $1,425,000 or $19.00 per Unit for the year ended December 31, 1996, including a distribution of $375,000 or $5.00 per Unit for the fourth quarter of the 1996 fiscal year, which was paid on February 11, 1997.

In light of the Properties' stable high occupancy rates and improved conditions in the markets where the properties are located, the General Partners have recently engaged brokers to assist in marketing the Properties for sale. However, there can be no assurance that the General Partners will be successful in selling any or all of the Properties during 1997. As a result of the possible pending sales, the properties were reclassified on the consolidated balance sheet as of December 31, 1996, as real estate held for sale.

The mortgage notes secured by Watkins Center are payable in full on June 10, 1997. At December 31, 1996 the outstanding balance of the notes totaled $4,795,775. In the event that the property is not sold by such date, the Partnership will consider various options including a refinancing of the notes. Further details are incorporated by reference to Note 6 "Mortgage Notes Payable" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

A discussion of leasing activity at all of the Partnership's properties is incorporated herein by reference to the sections entitled "Message to Investors" and "Property Profiles & Leasing Update" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


Results of Operations
---------------------
1996 versus 1995
----------------
Partnership operations resulted in net income of $96,543 for the year ended December 31, 1996 compared to a net loss of $290,192 for the year ended December 31, 1995. The change to net income in 1996 from the net loss in 1995 is primarily attributable to higher rental income and lower bad debt expense.

Rental income totaled $4,502,900 for the year ended December 31, 1996 compared to $4,071,987 for the year ended December 31, 1995. The increase is primarily due to rental income received from a tenant leasing 100% of Swenson Business Park - Building B, pursuant to a lease which commenced in April 1995, in addition to increased rental rates on new leases at Watkins Center. Interest income decreased to $41,647 for the year ended December 31, 1996 from $132,699 for the year ended December 31, 1995, primarily due to lower cash balances in 1996.

Property operating expenses totaled $1,827,870 for the year ended December 31, 1996 compared to $1,637,509 in 1995. The increase is largely attributable to higher repair and maintenance expenses at all of the Partnership's properties, in addition to higher electric utility expenses at Maitland Center Office Building A and Swenson Business Park - Building B. General and administrative expenses increased to $330,066 for the year ended December 31, 1996 from $262,764 in 1995, largely due to higher Partnership administrative expenses and appraisal costs. Bad debt expense totaled $30,293 for the year ended December 31, 1996 compared to $384,353 for the year ended December 31, 1995. The higher 1995 amount includes the uncollected portion of the $1.5 million note receivable on 965 Ridgelake Office Building. On December 28, 1995, the Partnership received $1,150,000 in full satisfaction of the $1,500,000 note receivable. The remaining $350,000 was declared uncollectible and was included in the Partnership's 1995 bad debt expense.

As of December 31, 1996, the lease levels of the Properties were as follows:
Watkins Center - 94%; Dawson Business Center - 89%; Maitland Center Office Building A - 100%; Swenson Business Park, Building B - 100%.

1995 versus 1994
----------------
Partnership operations resulted in a net loss of $290,192 for the year ended December 31, 1995 compared to a net loss of $383,446 for the year ended December 31, 1994. The lower net loss is attributable to higher rental income which was partially offset by bad debt expense of $384,353 of which $350,000 represents the uncollected portion of the $1.5 million note receivable on 965 Ridgelake Office Building.

Rental income totaled $4,071,987 for the year ended December 31, 1995 compared to $3,076,135 for the year ended December 31, 1994. The increase is primarily attributable to a lease which commenced in April 1995 for 100% of the leasable space at Swenson Business Park Building B in addition to increased occupancy at Watkins Center and Maitland Center Office Building A. Interest income decreased to $132,699 for the year ended December 31, 1995, from $200,887 for the year ended December 31, 1994 largely due to fully accreting the discount on the note receivable as of August 1995.

Depreciation and amortization increased to $1,718,858 for the year ended December 31, 1995 from $1,361,343 in 1994, primarily due to the depreciation of tenant improvements and leasing commissions associated with leases executed in late 1994 and 1995. Property operating expenses totaled $1,637,509 for the year ended December 31, 1995 compared to $1,563,128 for the year ended December 31, 1994. The increase is primarily attributable to higher repairs and maintenance and management fees at Swenson Business Park - Building B. Bad debt expense totaled $384,353 for the year ended December 31, 1995 compared to $72,977 for the year ended December 31, 1994. The increase primarily represents the uncollected portion, in the amount of $350,000, of the $1.5 million note receivable on 965 Ridgelake Office Building.

As of December 31, 1995, the lease levels of the Properties were as follows:
Watkins Center - 91%; Dawson Business Center - 85%; Maitland Center Office Building A - 95%; Swenson Business Park, Building B - 100%.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14 and page F-1 of this report.


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

CP1 Real Estate Services Inc.
-----------------------------
CP1 Real Estate Services Inc., is a Delaware corporation and affiliate of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates" below for a description of the sale of certain Shearson Lehman Brothers, Inc. ("Shearson") domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the general partner's name. The names and ages of, as well as the positions held by, the directors and executive officers of RE Services are set forth below. There are no family relationships between or among any officer and any other officer or director.

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

      Name                Office
      ----------------    ----------------
      Kenneth L. Zakin    President and Director
      William Caulfield   Vice President and Chief Financial Officer
      Moshe Braver        Vice President

Kenneth L. Zakin, 49, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 37, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/E.F. Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in E.F. Hutton's Partnership Administration Group. Before joining E.F. Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton Corp., he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

HS Advisors II, Ltd.
--------------------
HS Advisors II, Ltd. is a California limited partnership formed on May 20, 1980, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

      Name                       Office
      --------------             ---------------
      Mark P. Mikuta             President
      Donald T. Herrick, Jr.     Vice President and Treasurer
      Julie R. Adie              Vice President and Secretary

Mark P. Mikuta, 42, is Senior Vice President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Donald T. Herrick, Jr., 53, is President of Goodman Segar Hogan, Inc. He is also President of Dominion Lands, Inc. and Vice President of Dominion Capital, Inc., both of which are wholly-owned subsidiaries of Dominion Resources, Inc. Mr. Herrick joined Dominion Resources in 1970. He earned a Bachelor of Business Administration degree from the University of Michigan in 1965 and an M.B.A. from American University in 1969. Mr. Herrick has completed all course work towards the M.A.I. designation.

Julie R. Adie, 42, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates
------------------------------------
On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services IV, Inc., a General Partner, changed its name to CP1 Real Estate Services Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 1, L.P., to delete any reference to "Hutton."

On August 1, 1993, Goodman Segar Hogan ("GSH") transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. The transaction did not affect the ownership of the general partners.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1996.

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

(c)  Changes in Control

None.


Item 13.  Certain Relationships and Related Transactions

For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to Note 4 "Real Estate Investments" and Note 8 "Transactions with the General Partners and Affiliates" of Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to certain Properties owned by the Registrant or its joint ventures. For such services GSH will be entitled to receive a management fee as described under the section captioned "Investment Objectives and Policies - Management of Properties" in the Prospectus, which section is incorporated herein by reference thereto.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly "The Shareholder Services Group") ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 8 "Transactions With the General Partners and Affiliates" of Notes to Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)(1)   Financial Statements:

         Report of Independent Auditors                                  (1)

         Consolidated Balance Sheets - At December 31, 1996 and 1995     (1)

         Consolidated Statements of Operations - For the
           years ended December 31, 1996, 1995 and 1994                  (1)

         Consolidated Statements of Partners' Capital (Deficit)
           - For the years ended December 31, 1996, 1995 and 1994        (1)

         Consolidated Statements of Cash Flows - For the years ended
           December 31, 1996, 1995 and 1994                              (1)

         Notes to Consolidated Financial Statements                      (1)

(a)(2)   Financial Statement Schedule:

         Schedule III - Real Estate and Accumulated Depreciation         11

         No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

         (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

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

(13)     Annual Report to the Unitholders for the year ended December 31, 1996.

(23)     Consent of Independent Auditors

(27)     Financial Data Schedule

(28) Portions of Prospectus of Registrant dated November 10, 1981 (included as, and incorporated herein by reference to Exhibit (28) of the Registrant's Annual Report on Form 10-K filed March 30, 1988).

(b)(3)   Reports on Form 8-K:

         No reports on form 8-K were filed in the fourth quarter of the calendar year 1996.


            -------------------------------------------------------
            Schedule III - Real Estate and Accumulated Depreciation
                               December 31, 1996
            -------------------------------------------------------


                                Dawson      Maitland       Swenson
Consolidated     Watkins       Business   Center Office Business Park
Ventures:         Center        Center     Building A     Building B     Total
               ------------  ------------  -----------   ------------  --------
Location       Norcross, GA  Norcross, GA  Orlando, FL   San Jose, CA      na

Construction
  date:          1977-1980       1982       1982-1984      1984-1985       na

Acquisition
  date:          05-26-82      01-25-83      08-19-83      04-06-84        na

Life on which
depreciation
in latest income
statements
is computed (3)  1-25 yrs       1-25 yrs     1-25 yrs       1-25 yrs       na

Encumbrances     $4,795,775    $       -    $       -      $       - $4,795,775

Initial cost to Partnership:

  Land            1,938,440     506,336      1,215,861     1,211,08   14,871,718
  Buildings and
  improvements   12,920,239    1,938,777     5,174,612     1,644,094  21,677,722

Costs capitalized
subsequent to acquisition:

  Buildings and
  improvements    1,454,974    1,324,229     2,754,513     1,706,610   7,240,326

Gross amount at which
carried at close of period (2):

  Land           $1,938,440     $506,336     $1,215,861   $1,211,081  $4,871,718
  Buildings and
  improvements   14,375,213    3,263,006      7,929,125    3,350,704  28,918,048
                $16,313,653   $3,769,342     $9,144,986   $4,561,785 $33,789,766

Accumulated
depreciation (1) $8,013,485   $1,731,952     $4,049,534   $1,483,364 $15,278,335

(1) For Federal income tax purposes, the amount of accumulated depreciation is $ 17,947,750.
(2) For Federal income tax purposes, the basis of land, building and improvements is $ 34,197,578.
(3) Tenant improvements are depreciated on a straight-line basis over lives of the respective leases.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:

                                            1996          1995         1994
Real estate investments:
Beginning of year                        $33,052,706  $32,097,064  $30,932,307
Additions                                    739,672    1,320,011    1,207,722
Deletions                                     (2,612)    (364,369)     (42,965)
End of year                              $33,789,766  $33,052,706  $32,097,064

Accumulated depreciation:
Beginning of year                        $13,642,791  $12,413,346  $11,149,056
Depreciation expense                       1,638,156    1,593,814    1,307,255
Deletions                                     (2,612)    (364,369)     (42,965)
End of year                              $15,278,335  $13,642,791  $12,413,346



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March  21, 1997
                         COMMERCIAL PROPERTIES 1, L.P.

                         BY:    HS Advisors II, Ltd.
                                General Partner

                                Hogan Stanton Investment, Inc.
                                General Partner

Date:   March 21, 1997
                                BY:  /s/Mark P. Mikuta
                                     Mark P. Mikuta
                                     President




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



                         CP1 REAL ESTATE SERVICES INC.
                         A General Partner





Date:  March 21, 1997
                         BY:  /s/ Kenneth L. Zakin
                              Kenneth L. Zakin
                              Director and President





Date:  March 21, 1997
                         BY:  /s/ William Caulfield
                              William Caulfield
                              Vice President and
                              Chief Financial Officer



Date:  March 21, 1997
                         BY:  /s/Moshe Braver
                              Moshe Braver
                              Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                         HS ADVISORS II, LTD.
                         A General Partner


Date:   March 21, 1997
                         BY:  /s/Mark P.Mikuta
                              Mark P. Mikuta
                              President of Hogan Stanton
                              Investment, Inc., as general
                              partner of HS Advisors II, Ltd.




Date:   March 21, 1997
                         BY:  /s/Donald T. Herrick, Jr.
                              Donald T. Herrick, Jr.
                              Vice President and Treasurer of
                              Hogan Stanton Investment, Inc.,
                              as general partner of
                              HS Advisors II, Ltd.




Date:   March 21, 1997
                         BY:  /s/Julie R. Adie
                              Julie R. Adie
                              Vice President and Secretary of
                              Hogan Stanton Investments, Inc.
                              as general partner of HS Advisors II, Ltd.