Form 10-Q
period 1997-03-31
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1997-05-15
CIK 353891

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter


         Virginia                                         13-3075804
       ------------                                     --------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                        10285
-------------------------------------                      --------
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
                               ------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No ---


Consolidated Balance Sheets                    At March 31,     At December 31,
                                                       1997                1996
Assets
Real estate held for sale                       $18,795,172         $18,511,431
Cash and cash equivalents                           272,824             301,658
Restricted cash                                     248,789             203,626
Rent receivable, net of allowance
  for doubtful accounts $30,482 in 1997
  and $16,960 in 1996                                45,471              19,966
Deferred rent receivable                            257,459             215,389
Prepaid leasing costs, net of
  accumulated amortization of $298,213
  in 1997 and 1996                                  406,788             379,758
Other assets                                         51,252              80,783
        Total Assets                            $20,077,755         $19,712,611
Liabilities and Partners' Capital
Liabilities:
Mortgage notes payable                          $ 4,743,789         $ 4,795,775
Distribution payable                                291,667             416,667
Accounts payable and accrued expenses               275,564             128,984
Due to affiliates                                    22,728              12,335
Security deposits payable                           212,238             198,977
Prepaid rent                                         88,777               5,517
        Total Liabilities                         5,634,763           5,558,255
Minority interest                                   946,067             837,392
Partners' Capital (Deficit):
General Partners                                  (950,516)            (929,816)
Limited Partners (75,000 units outstanding)     14,447,441           14,246,780
        Total Partners' Capital                 13,496,925           13,316,964
Total Liabilities and Partners' Capital        $20,077,755          $19,712,611



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                      General        Limited
                                     Partners       Partners         Total
Balance at December 31, 1996        $(929,816)   $14,246,780   $13,316,964
Net income                              4,300        425,661       429,961
Distributions                         (25,000)      (225,000)     (250,000)
Balance at March 31, 1997           $(950,516)   $14,447,441   $13,496,925



Consolidated Statements of Operations
For the three months ended March 31,                    1997          1996
Income
Rent                                              $1,269,365    $1,119,264
Interest                                               3,301        17,556
        Total income                               1,272,666     1,136,820
Expenses
Depreciation and amortization                             --       432,236
Property operating                                   499,016       477,551
Interest                                             117,309       122,126
General and administrative                           104,183        91,046
Bad debt expense                                      13,522            --
        Total expenses                               734,030      1,122,959
Income before minority interest                      538,636         13,861
Minority interest in consolidated venture           (108,675)        (1,130)
        Net Income                                $  429,961     $   12,731
Net Income (Loss) Allocated:
To the General Partners                           $    4,300     $   33,333
To the Limited Partners                              425,661        (20,602)
                                                  $  429,961     $   12,731
Per limited partnership unit
(75,000 outstanding)                                   $5.68          $(.27)



Consolidated Statements of Cash Flows
For the three months ended March 31,                    1997           1996
Cash Flows From Operating Activities
Net income                                          $429,961       $ 12,731
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                             --        397,270
 Amortization                                             --         34,966
 Minority interest in income
 of consolidated ventures                            108,675          1,130
Increase (decrease) in cash arising from changes in
 operating assets and liabilities
  Restricted cash                                    (45,163)       (31,536)
  Rent receivable                                    (25,505)        75,117
  Deferred rent receivable                           (42,070)        (2,807)
  Prepaid leasing costs                              (27,030)       (11,846)
  Other assets                                        29,531         29,371
  Accounts payable and accrued expenses              146,580        124,357
  Due to affiliates                                   10,393         (2,961)
  Security deposits payable                           13,261         (2,466)
  Prepaid rent                                        83,260        (49,973)
Net cash provided by operating activities            681,893        573,353
Cash Flows From Investing Activities
  Additions to real estate assets                   (283,741)      (130,421)
Net cash used for investing activities              (283,741)      (130,421)
Cash Flows From Financing Activities
  Cash distributions                                (375,000)    (1,483,333)
  Mortgage principal payments                        (51,986)       (47,170)
Net cash used for financing activities              (426,986)    (1,530,503)
Net decrease in cash and cash equivalents            (28,834)    (1,087,571)
Cash and cash equivalents, beginning of period       301,658      2,040,428
Cash and cash equivalents, end of period            $272,824     $  952,857
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $117,309     $  122,126



Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to confirm to the current year's presentation.

The following significant event occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by CP1 Real Estate Services Inc. and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, an affiliate of CP1 Real Estate Services Inc. had voluntarily absorbed these expenses.



Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partners have engaged real estate brokers to assist with the marketing of the Partnership's properties. The General Partners anticipate that the sale of the properties will be completed in 1997. It should be noted that the mortgage notes secured by Watkins Center are payable in full on June 10, 1997. Since a sale of this property will not occur by the maturity date, the Partnership has requested an extension of such maturity date until year-end 1997 in order to provide sufficient time in which to sell the property. The lender has verbally agreed to this extension and the Partnership is awaiting final written approval.

The Partnership had cash and cash equivalents totaling $272,824 at March 31, 1997, compared with $301,658 at December 31, 1996. The decrease is primarily due to the payment of cash distributions, real estate additions and mortgage principal payments, exceeding net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $248,789 at March 31, 1997, which consists of security deposits and funds reserved for property tax payments.

Rent receivable increased to $45,471 at March 31, 1997, from $19,966 at December 31, 1996 primarily due to the timing of rental receipts. Deferred rent receivable totaled $257,459 at March 31, 1997, compared to $215,389 at December 31, 1996. The increase largely reflects leases executed in 1996 and 1997. Other assets decreased to $51,252 at March 31, 1997, from $80,783 at December 31, 1996 mainly due to the amortization of prepaid insurance.

Accounts payable and accrued expenses increased to $275,564 at March 31, 1997 from $128,984 at December 31, 1996 due primarily to the timing of the payment of real estate taxes. Due to affiliates increased to $22,728 at March 31, 1997, from $12,335 at December 31, 1996, primarily reflecting the reimbursement of certain expenses incurred in servicing the Partnership, as described below under "Results of Operations." Prepaid rent increased to $88,777 at March 31, 1997, from $5,517 at December 31, 1996 mainly reflecting prepaid rents received from tenants at Watkins Center and Swenson Business Park, Building B. Minority interest totaled $946,067 at March 31, 1997, compared to $837,392 at December 31, 1996. The increase largely reflects the higher net income at Watkins Center Joint Venture.

During the 1997 first quarter, the General Partners executed a new five-year lease for 6,720 square feet at Dawson Business Center. As a result, the property was 98% leased at March 31, 1997. Four leases totaling 26,865 square feet are scheduled to expire during the remainder of 1997. The General Partners will approach these tenants regarding lease renewals at the appropriate time.

At Watkins Center, the General Partners executed six new leases totaling 11,770 square feet during the 1997 first quarter. Also, five tenants representing 15,919 square feet renewed their respective leases and two other tenants renewed their leases and expanded their respective spaces to 3,520 square feet and 3,250 square feet. However, four tenants totaling 7,930 square feet vacated the premises during the quarter. As a result, the property was 96% leased at March 31, 1997. Ten leases totaling 52,906 square feet are scheduled to expire during the remainder of 1997.

At Maitland Center Office Building, leases with two tenants, totaling 6,182 square feet, expired on March 31, 1997. One of the tenants, representing 3,984 square feet, executed a three- year lease renewal. The other tenant vacated the building. However, the General Partners executed a new lease for this space. Additionally, a tenant whose lease representing 1,761 square feet was scheduled to expire in July 1997 terminated its lease and vacated the premises. The General Partners also executed a lease with a new tenant for this space. At March 31, 1997 the property remained 100% leased. A lease representing 1,442 square feet expired on April 30, 1997. The General Partners are currently negotiating the terms of a lease renewal. Five leases totaling 11,661 square feet are scheduled to expire during the remainder of 1997 and the General Partners have commenced negotiating renewals and/or extensions with all of these tenants.

Over the next few months, the General Partners expect to complete several major capital improvement projects at each of the properties to better position them for sale. In anticipation of these additional expenses, the Partnership's 1997 first quarter distribution, which will be paid to limited partners on or about May 19, 1997, was reduced to $3.00 per Unit. Furthermore, the General Partners anticipate that it will be necessary to suspend distributions in the future. As properties are sold, the proceeds will be distributed to the limited partners. To date limited partners have received cash distributions totaling $338.57 per original $500 Unit, including $111.17 per Unit in return of capital payments.

Results of Operations

The Partnership's operations resulted in net income of $429,961 for the three months ended March 31, 1997, compared with $12,731 for the three months ended March 31, 1996. The increase is mainly due to higher rental income and no depreciation and amortization expense in 1997.

Rental income totaled $1,269,365 for the three months ended March 31, 1997, compared with $1,119,264 a year earlier. The increase is primarily attributable to higher occupancy at Dawson Business Center and increased rental rates at Watkins Center. Interest income totaled $3,301 for the three months ended March 31, 1997, compared with $17,556 for the comparable period in 1996. The decrease is primarily due to lower cash balances in 1997.

Property operating expenses totaled $499,016 for the three months ended March 31, 1997, largely unchanged from $477,551 a year earlier. The Partnership recorded no depreciation or amortization expense for the three months ended March 31, 1997 due to the Partnership's properties being held for sale.

General and administrative expenses for the three months ended March 31, 1997 were $104,183 compared to $91,046 for the same period in 1996. During the 1997 period, certain expenses incurred by CP1 Real Estate Services Inc., its affilaites, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of CP1 Real Estate Services Inc. in prior periods, were reimbursed to CP1 Real Estate Services Inc. and its affiliates. Bad debt expense totaled $13,522 for the three months ended March 31, 1997 compared with $0 for the corresponding period in 1996. The 1997 amount represents reserves for rents receivable associated with tenants at Watkins Center and Maitland Center Office Building. Minority interest in consolidated venture totaled $108,675 for the three months ended March 31, 1997, compared to $1,130 a year earlier, mainly representing higher net income at Watkins Center in 1997.

As of March 31, 1997, lease levels at each of the Properties were as follows:
Watkins Center - 96%; Dawson Business Center - 98%; Maitland Center Office Building A - 100%; Swenson Business Park, Building B - 100%.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         COMMERCIAL PROPERTIES 1, L.P.

                    BY:  CP1 Real Estate Services  Inc.
                         General Partner



Date: May 15, 1997        BY:  /s/ Kenneth L. Zakin
                               Director  and President


Date: May 15, 1997        BY:  /s/ William Caulfield
                               Vice President and Chief
                               Financial Officer