Form 10-Q
period 1997-06-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1997-08-14
CIK 353891

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


           Virginia                                    13-3075804
        --------------                              ----------------
State or Other Jurisdiction                 I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                           10285
-------------------------------------                         --------
Address of Principal Executive Offices                        Zip Code

                                 (212) 526-3237
                              --------------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X    No ____


Consolidated Balance Sheets                       At June 30,   At December 31,
                                                        1997              1996
Assets
Real estate held for sale                        $19,069,188       $18,511,431
Cash and cash equivalents                            168,205           301,658
Restricted cash                                      280,440           203,626
Rent receivable, net of allowance
  for doubtful accounts $12,891 in 1997
  and $16,960 in 1996                                 62,571            19,966
Deferred rent receivable                             279,001           215,389
Prepaid leasing costs, net of
  accumulated amortization of
  $298,213 in 1997 and 1996                          438,284           379,758
Other assets                                          92,479            80,783
        Total Assets                             $20,390,168       $19,712,611

Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                          $4,688,522        $4,795,775
  Distribution payable                                _                416,667
  Accounts payable and accrued expenses              325,749           128,984
  Due to affiliates                                    6,500            12,335
  Security deposits payable                          208,529           198,977
  Prepaid rent                                        79,849             5,517
     Total Liabilities                             5,309,149         5,558,255
Minority interest                                    966,834           837,392
Partners' Capital (Deficit):
  General Partners                                  (850,094)         (929,816)
  Limited Partners (75,000 units outstanding)      14,964,279       14,246,780
        Total Partners' Capital                    14,114,185       13,316,964
        Total Liabilities and Partners' Capital  $ 20,390,168      $19,712,611





Consolidated Statement of Partners' Capital (Deficit)
For the six  months ended June 30, 1997
                             General    Limited
                             Partners   Partners        Total
Balance at December 31, 1996 $(929,816) $14,246,780    $13,316,964
Net income                     104,722      942,499      1,047,221
Distributions                  (25,000)    (225,000)     (250,000)
Balance at June 30, 1997     $(850,094) $14,964,279    $14,114,185



Consolidated Statements of Operations
                                        Three months               Six month
Income                                ended June 30,             ended June 30,
                                       1997        1996         1997       1996
Rent                             $1,261,981  $1,112,489   $2,531,346 $2,231,753
Interest                              2,856      10,469        6,157     28,025
   Total Income                   1,264,837   1,122,958    2,537,503  2,259,778
Expenses
Depreciation and amortization            --     437,256           --    869,492
Property operating                  455,413     475,744      954,429    953,295
Interest                            114,029     120,786      231,338    242,912
General and administrative           59,589      83,054      163,772    174,100
Bad debt expense/(recovery)          (2,221)      9,706       11,301      9,706
    Total Expenses                  626,810   1,126,546    1,360,840  2,249,505
Income (loss) before
 minority interest                  638,027      (3,588)   1,176,663     10,273
Minority interest in consolidated
  ventures                          (20,767)      1,269      (129,442)      139
     Net Income (Loss)             $617,260     $(2,319)    $1,047,221  $10,412
Net Income (Loss) Allocated:
To the General Partners            $100,422     $41,667       $104,722  $75,000
To the Limited Partners             516,838     (43,986)       942,499  (64,588)
                                   $617,260     $(2,319)    $1,047,221  $10,412
Per limited partnership unit
(75,000 outstanding)                  $6.89       $(.59)        $12.57    $(.86)



Consolidated Statements of Cash Flows
For the six months ended June 30,                              1997        1996
Cash Flows From Operating Activities
Net income                                              $ 1,047,221    $ 10,412
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                                  --     800,430
   Amortization                                                  --      69,062
   Minority interest in consolidated ventures               129,442        (139)
Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Restricted cash                                        (76,814)    (59,837)
     Rent receivable                                        (42,605)     14,102
     Deferred rent receivable                               (63,612)     (4,931)
     Prepaid leasing costs                                  (58,526)    (36,593)
     Other assets                                           (11,696)    (52,280)
     Accounts payable and accrued expenses                  196,765     106,433
     Due to affiliates                                       (5,835)     (5,113)
     Security deposits payable                                9,552      (4,332)
     Prepaid rent                                            74,332      68,014
Net cash provided by operating activities                 1,198,224     905,228
Cash Flows From Investing Activities
 Additions to real estate assets                           (557,757)   (388,408)
Net cash used for investing activities                     (557,757)   (388,408)
Cash Flows From Financing Activities
 Cash distributions                                        (666,667) (1,816,666)
 Mortgage principal payments                               (107,253)    (95,679)
Net cash used for financing activities                     (773,920) (1,912,345)
Net decrease in cash and cash equivalents                  (133,453) (1,395,525)
Cash and cash equivalents, beginning of period              301,658   2,040,428
Cash and cash equivalents, end of period                   $168,205    $644,903
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                   $231,338    $242,912



Notes to the Consolidated financial statements

The unaudited consolidated interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership has engaged real estate brokerage firms to assist with its efforts in marketing for sale the Partnership's four properties. On August 5, 1997, the Partnership executed a letter of intent to sell Swenson Business Park - Building B to a prospective purchaser and the General Partners are currently negotiating the terms of a formal purchase and sale agreement. The General Partners currently anticipate that the closing of the sale will occur in 1997. Additionally, the Partnership has received several purchase offers for Maitland Center Office Building A, Dawson Business Center and Watkins Center which the General Partners are currently evaluating. While the General Partners currently anticipate that all of the properties will be sold in 1997, there can be no assurance that the properties will be sold within this time frame, or that any sale, if completed, will result in a particular price.

The Partnership had cash and cash equivalents totaling $168,205 at June 30, 1997, compared with $301,658 at December 31, 1996. The decrease is primarily due to the payment of cash distributions, real estate additions and mortgage principal payments, exceeding net cash provided by operating activities. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $280,440 at June 30, 1997, which consisted of security deposits and funds reserved for property tax payments.

Rent receivable increased to $62,571 at June 30, 1997, from $19,966 at December 31, 1996 primarily due to the timing of rental receipts. Deferred rent receivable totaled $279,001 at June 30, 1997, compared to $215,389 at December 31, 1996. The increase largely reflects leases executed in 1996 and 1997. Prepaid leasing costs increased to $438,284 at June 30, 1997, from $379,758 at December 31, 1996, primarily due to commissions paid for new leases at the Partnership's properties. Other assets increased to $92,479 at June 30, 1997, from $80,783 at December 31, 1996, mainly due to the prepayment of insurance.

Accounts payable and accrued expenses increased to $325,749 at June 30, 1997, from $128,984 at December 31, 1996, due to the timing of payments for real estate taxes. Prepaid rent increased to $79,849 at June 30, 1997, from $5,517 at December 31, 1996, mainly reflecting prepaid rents received from tenants at Maitland Center Office Building A and Swenson Business Park, Building B. Minority interest totaled $966,834 at June 30, 1997, compared to $837,392 at December 31, 1996. The increase largely reflects the higher net income at Watkins Center Joint Venture.

In light of the General Partners' marketing efforts, the Partnership committed to make several major capital improvements to better position the properties for sale. In order to fund these improvements and maintain adequate cash reserves, cash distributions were suspended beginning with the second quarter distribution which would have been paid in August 1997. As the properties are sold, however, the sales proceeds will be distributed to the partners.

As of June 30,1997, lease levels at each of the Properties were as follows: Maitland Center Office Building A - 100%; Watkins
Center - 95%; Dawson Business Center - 98%; Swenson Business Park
- Building B - 100%.

Results of Operations

The Partnership's operations resulted in net income of $617,260 and $1,047,221 for the three and six months ended June 30, 1997, respectively, compared with a net loss of $2,319 and net income of $10,412 for the three and six months ended June 30, 1996, respectively. The change from net loss to net income for the three-month period and the increase in net income for the six-month period is primarily attributable to higher rental income and no depreciation and amortization expense in 1997.

Rental income totaled $1,261,981 and $2,531,346 for the three and six months ended June 30, 1997, respectively, compared with $1,112,489 and $2,231,753 for the comparable periods in 1996.
The increases are primarily attributable to higher average occupancy at Dawson Business Center and Maitland Office Center Building A, and increased rental rates at Watkins Center. Interest income totaled $2,856 and $6,157 for the three and six months ended June 30, 1997, respectively, compared with $10,469 and $28,025 for the comparable periods a year earlier. The decreases are primarily due to lower cash balances in 1997.

The Partnership did not record depreciation or amortization expense for the three and six months ended June 30, 1997, due to the Partnership's properties being reclassified as "Real estate held for sale." Property operating expenses totaled $455,413 and $954,429 for the three and six months ended
June 30, 1997, respectively, largely unchanged from $475,744 and $953,295 for the comparable periods a year earlier.

General and administrative expenses for the three and six months ended June 30, 1997, were $59,589 and $163,772, respectively, compared with $83,054 and $174,100 for the same periods in 1996. The decreases for the 1997 periods were primarily due to lower audit and appraisal expenses, which were partially offset by higher administrative, printing and postage expenses. Minority interest in consolidated venture totaled $(20,767) and $(129,442) for the three and six months ended June 30, 1997, compared with $1,269 and $139 for the comparable periods in 1996, mainly reflecting net income at Watkins Center Joint Venture in 1997.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         COMMERCIAL PROPERTIES 1, L.P.

                    BY:  CP1 Real Estate Services Inc.
                         General Partner



Date:  August 13, 1997             BY:  /s/ Mark J. Marcucci
                                        Director  and President




Date:  August 13, 1997             BY:  /s/ William Caulfield
                                        Vice President and
                                        Chief Financial Officer