Form 10-Q
period 1997-09-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1997-11-14
CIK 353891

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X            Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

    or

                  Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
              Exact Name of Registrant as Specified in its Charter


           Virginia                               13-3075804
State or Other Jurisdiction of
Incorporation or Organization          I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                  10285
Address of Principal Executive Offices               Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X    No ____


Consolidated Balance Sheets         At September 30,            At December 31,

                                                1997                       1996
Assets
Real estate held for sale                $19,163,577                $18,511,431
Cash and cash equivalents                    433,031                    301,658
Restricted cash                              273,732                    203,626
Rent receivable, net of allowance
 for doubtful accounts $28,183 in 1997
 and $16,960 in 1996                          49,109                     19,966
Deferred rent receivable                     291,545                    215,389
Prepaid leasing costs,
 net of accumulated amortization of
 $298,213 in 1997 and 1996                   468,304                    379,758
Other assets                                 101,478                     80,783
   Total Assets                          $20,780,776                $19,712,611
Liabilities and Partners' Capital
Liabilities:
 Mortgage notes payable                   $4,633,391                 $4,795,775
 Distribution payable                              _                    416,667
 Accounts payable and accrued expenses       208,765                    128,984
 Due to affiliates                             6,500                     12,335
 Security deposits payable                   216,208                    198,977
 Prepaid rent                                 72,906                      5,517
    Total Liabilities                      5,137,770                  5,558,255
Minority interest                          1,084,427                    837,392
Partners' Capital (Deficit):
 General Partners                           (805,654)                  (929,816)
 Limited Partners
 (75,000 units outstanding)                15,364,23                 14,246,780
    Total Partners' Capital               14,558,579                 13,316,964
    Total Liabilities and
    Partners' Capital                    $20,780,776                $19,712,611




Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                            General       Limited
                                           Partners      Partners         Total
Balance at December 31, 1996              $(929,816)  $14,246,780   $13,316,964
Net income                                  149,162     1,342,453     1,491,615
Distributions                               (25,000)     (225,000)     (250,000)
Balance at September 30, 1997             $(805,654)  $15,364,233   $14,558,579



Consolidated Statements of Operations

                                   Three months ended       Nine months ended
                                      September 30,            September 30,
                                1997             1996        1997          1996
Income
Rent                      $1,223,345       $1,109,834  $3,754,691    $3,341,587
Interest                       3,158            7,365       9,315        35,390
 Total Income              1,226,503        1,117,199   3,764,006     3,376,977
Expenses
Depreciation and amortization      _          449,083           _     1,318,575
Property operating           468,833          422,580   1,423,262     1,375,875
Interest                     114,165          113,364     345,503       356,276
General and administrative    66,226           71,435     229,998       245,535
Bad debt expense              15,292           11,370      26,593        21,076
 Total Expenses              664,516        1,067,832   2,025,356     3,317,337
Income before minority
 interest                    561,987           49,367   1,738,650        59,640
Minority interest in
 consolidated ventures      (117,594)          (1,622)   (247,035)       (1,483)
 Net Income                 $444,393          $47,745  $1,491,615       $58,157
Net Income Allocated:
To the General Partners      $44,439          $41,667    $149,162       $116,66
7
To the Limited Partners      399,954            6,078   1,342,453       (58,510)
                            $444,393          $47,745  $1,491,615       $58,157
Per limited partnership unit
(75,000 outstanding)           $5.33             $.08      $17.90         $(.78)



Consolidated Statements of Cash Flows
For the nine months ended September 30,                      1997          1996

Cash Flows From Operating Activities
Net income                                             $1,491,615       $58,157
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                                   _     1,213,668
 Amortization                                                   _       104,907
 Minority interest in consolidated ventures               247,035         1,483
Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
 Restricted cash                                          (70,106)      (33,350)
 Rent receivable                                          (29,143)       82,244
 Deferred rent receivable                                 (76,156)      (10,328)
 Prepaid leasing costs                                    (88,546)      (62,298)
 Other assets                                             (20,695)      (31,128)
 Accounts payable and accrued expenses                      79,78       107,846
 Due to affiliates                                         (5,835)       (9,748)
 Security deposits payable                                 17,231        (2,008)
 Prepaid rent                                              67,389        27,330
Net cash provided by operating activities               1,612,570     1,446,775
Cash Flows From Investing Activities
 Additions to real estate assets                         (652,146)     (495,873)
Net cash used for investing activities                   (652,146)     (495,873)
Cash Flows From Financing Activities
 Cash distributions                                      (666,667)   (2,233,333)
 Mortgage principal payments                             (162,384)     (145,275)
Net cash used for financing activities                   (829,051)   (2,378,608)
Net increase (decrease) in cash and cash equivalents      131,373    (1,427,706)
Cash and cash equivalents, beginning of period            301,658     2,040,428
Cash and cash equivalents, end of period                 $433,031      $612,722
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                 $345,503      $356,276

Notes to the Consolidated financial statements

The unaudited consolidated interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by CP1 Real Estate Services Inc., its affiliates and an unaffiliated third party service provider in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, an affiliate of CP1 Real Estate Services Inc. had voluntarily absorbed these expenses.

The Partnership has engaged real estate brokerage firms to assist with its efforts in marketing for sale the Partnership's four properties. As a result, the properties were reclassified on the Partnership's balance sheet at December 31, 1996, as "Real estate held for sale."

Subsequent Event
On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building B to an unaffiliated third party for total proceeds, before closing adjustments, of $5,650,000. The Partnership intends to distribute the net proceeds from the sale in the near future.


Part I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership has engaged real estate brokerage firms to assist with its efforts in marketing for sale the Partnership's four properties. As a result, the properties were reclassified on the Partnership's balance sheet at December 31, 1996, as "Real estate held for sale."

On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building B to an unaffiliated third party for total proceeds, before closing adjustments, of $5,650,000.
As a result of the sale, the General Partners intend to make a special cash distribution in the near future.

The Partnership accepted one of the offers made for Maitland Center Office Building A, and the prospective purchaser posted earnest money of $25,000. However, the prospective purchaser subsequently withdrew it's offer and the earnest money was paid to the Partnership. These funds were added to the Partnership's cash reserves. The General Partners are now evaluating other offers received for the property and hope to commence negotiations with the successful bidder in the near future.

The Partnership has received several purchase offers for Watkins Center and Dawson Business Center which are being evaluated by the General Partners. It is presently anticipated that the properties will be sold in the first half of 1998. There can be no assurance that the properties will be sold within this time frame, or that any sale, if completed, will result in a particular price. It should be noted that the mortgage notes secured by Watkins Center were payable in full on June 10, 1997. However, in light of the Partnership's efforts to sell the property, the lender extended the maturity date to December 31,1997 in order to provide sufficient time in which to sell the property. The General Partners will approach the lender regarding a further extension of the maturity date, if necessary.

The Partnership had cash and cash equivalents totaling $433,031 at September 30, 1997, compared with $301,658 at December 31, 1996. The increase is primarily due to net cash provided by operating activities exceeding the payment of cash distributions, real estate additions and mortgage principal payments. The cash and cash equivalents balance includes funds held as a working capital reserve to fund tenant improvements and leasing commissions, in addition to cash generated from operations. The Partnership also had a restricted cash balance of $273,732 at September 30, 1997, which consisted of security deposits and funds reserved for property tax payments.

Rent receivable increased to $49,109 at September 30, 1997, from $19,966 at December 31, 1996 primarily due to the timing of rental receipts. Deferred rent receivable totaled $291,545 at September 30, 1997, compared to $215,389 at December 31, 1996.
The increase largely reflects leases executed in 1996 and 1997. Prepaid leasing costs, net of accumulated amortization, increased to $468,304 at September 30, 1997, from $379,758 at December 31,1996, primarily due to commissions paid for new leases at the Partnership's properties. Other assets increased to $101,478 at September 30, 1997, from $80,783 at December 31, 1996, mainly due to the prepayment of insurance.

Accounts payable and accrued expenses increased to $208,765 at September 30, 1997, from $128,984 at December 31, 1996, due to the timing of payments for real estate taxes. Prepaid rent increased to $72,906 at September 30, 1997, from $5,517 at December 31, 1996, mainly reflecting prepaid rents received at Swenson Business Park, Building B. Minority interest totaled $1,084,427 at September 30, 1997, compared to $837,392 at
December 31, 1996. The increase largely reflects the higher net income at Watkins Center Joint Venture and Swenson Business Park
- Building B Joint Venture.

As of September 30, 1997, lease levels at each of the Properties were as follows: Maitland Center Office Building A - 100%;
Watkins Center - 98%; Dawson Business Center - 98%; Swenson
Business Park - Building B - 100%.



Results of Operations

The Partnership's operations resulted in net income of $444,393 and $1,491,615 for the three and nine months ended September 30, 1997, respectively, compared with net income of $47,745 and $58,157 for the three and nine months ended September 30, 1996, respectively. The increases are primarily attributable to higher rental income in 1997, and the elimination of depreciation expense in 1997 as a result of reclassifying the properties as "Real estate held for sale" commencing December 31, 1996.

Rental income totaled $1,223,345 and $3,754,691 for the three and nine months ended September 30, 1997, respectively, compared with $1,109,834 and $3,341,587 for the comparable periods in 1996.
The increases are primarily attributable to higher average occupancy at Dawson Business Center and Maitland Office Center Building A, and increased rental rates at Watkins Center. Interest income totaled $3,158 and $9,315 for the three and nine months ended September 30, 1997, respectively, compared with $7,365 and $35,390 for the comparable periods a year earlier.
The decreases are primarily due to lower cash balances in 1997.

Property operating expenses totaled $468,833 and $1,423,262 for the three and nine months ended September 30, 1997, respectively, compared with $422,580 and $1,375,875 for the comparable periods a year earlier. The increase is primarily due to higher repairs and maintenance costs at Swenson Business Park - Building B and Watkins Center.

Minority interest in consolidated venture totaled $(117,594) and $(247,035) for the three and nine months ended September 30,1997, compared with $(1,622) and $(1,483) for the comparable periods in 1996. The increases mainly reflect net income at Watkins Center Joint Venture in 1997.



Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                     (27)  Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                         COMMERCIAL PROPERTIES 1, L.P.

                     BY:   CP1 Real Estate Services Inc.
                           General Partner



Date:  November 13, 1997      BY:  /s/Jeffrey C.Carter
                                  Director and President


Date:  November 13, 1997      BY:  /s/Michael T. Marron
                                  Vice President and Chief Financial Officer