Form 10-K
period 1997-12-31
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1998-03-31
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997
OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number:  0-11081


                       COMMERCIAL PROPERTIES 1, L.P.
               (formerly Hutton/GSH Commercial Properties 1)
           Exact name of registrant as specified in its charter


Virginia                                                   13-3075804
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center, 29th Floor,
New York, NY  ATTN: Andre Anderson                            10285
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

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

                                  PART I

Item 1.  Business

(a)  General Development of Business

Commercial Properties 1, L.P. (the "Registrant" or "Partnership") (formerly known as Hutton/GSH Commercial Properties 1) is a Virginia limited partnership organized pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership, dated April 30, 1982, of which CP1 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services IV, Inc. (See
Item 10. "Directors and Executive Officers") and HS Advisors II, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). The Partnership was formed to engage in the business of acquiring, operating and holding for investment, the following four joint ventures: (i) Watkins Center Joint Venture, a Georgia joint venture partnership which currently owns and operates Watkins Center; (ii) Dawson Business Center Joint Venture, a Georgia joint venture partnership which owns and operates Dawson Business Center; (iii) Maitland Center Associates Joint Venture, a Florida joint venture partnership which owned and operated the Maitland Center Office Building; and (iv) Beta Building Associates Joint Venture, a California joint venture partnership which owned and operated Swenson Business Park-Building B (The properties described above are collectively referred to herein as the "Properties"). On November 10, 1997, the Partnership closed on the sale of Swenson Business Park, and on December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building.
See Item 7 for a discussion of both sales.

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

(c)  Narrative Description of Business

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

*    Capital appreciation;

*    Distributions of Net Cash From Operations attributable to rental income;

*    Preservation and protection of capital; and

* Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

Distributions of net cash from operations are the Registrant's objective during its operational phase, while the preservation and appreciation of capital are the Registrant's long-term objective. Future distributions will be made from rental operations with respect to the Registrant's investment in the Properties, as well as from returns of capital. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's Properties are located, especially with regard to achievement of capital appreciation.

No Property will be sold, financed or refinanced by the Registrant without agreement of both General Partners. Proceeds from any sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Limited Partners as a return of capital, so that the Registrant, in effect, will be self-liquidating. As partial payment for Properties sold, the Registrant may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the Limited Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

(d)  Competition

The Properties are subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where the Properties are located is highly competitive, and the Partnerships competes with a number of established companies, some of which have greater resources than the Partnerships. For a discussion of current commercial real estate market conditions in areas where the Partnership's remaining two properties are located, see the "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

(e)  Employees

The Partnership has no employees.

Item 2.  Properties

A description of the Partnership's remaining Properties and their material leases is incorporated by reference to the "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14, Note 4 "Real Estate Investments" and Note 7 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

Neither the Registrant nor any of the remaining Properties is subject to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1997.

                                  PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a)  Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders

As of December 31, 1997, the number of holders of Units was 5,383.

(c)  Distributions

The following distributions were paid to the Limited Partners for the two years ended December 31, 1997 and December 31, 1996. On February 27, 1998, the Partnership paid a special cash distribution to Limited Partners totaling $183.33 per Unit representing the net proceeds received from the sales of the Maitland and Swenson Properties. Quarterly cash distributions from operations were suspended commencing in the second quarter of 1997 in consideration of the Partnership's marketing efforts and the need to fund several major capital improvements at the Properties to better position them for sale.

                  Cash Distributions Per Limited Partnership Unit

                First    Second      Third    Fourth
              Quarter   Quarter    Quarter   Quarter    Total

        1996    $4.00     $5.00      $5.00     $5.00  $ 19.00
        1997    $3.00     $0.00      $0.00     $0.00  $  3.00

Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 which is filed as an exhibit under Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership has engaged real estate brokerage firms to assist with its efforts in marketing for sale the Partnership's four properties. During 1997, the Partnership completed the sale of two of the Properties as follows. On November 10, 1997, the Partnership closed on the sale of Swenson Business Park - Building B (the "Swenson Property"). The Swenson Property was sold for total proceeds, before closing adjustments, of $5,464,855 to an unaffiliated buyer. The transaction resulted in a gain on sale of approximately $2 million. On December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building A (the "Maitland Property"). The Maitland Property was sold for net proceeds of $8,952,658 to an unaffiliated buyer. The transaction resulted in a gain on sale of approximately $3.6 million. The selling price of both properties was determined by arm's length negotiations.

The Partnership is actively marketing Watkins Center and Dawson Business Center for sale. Several purchase offers were received on the properties during 1997, however, the bidders subsequently withdrew their offers. The General Partners continue to market the properties for sale, and it is anticipated that both properties will be sold during 1998. There can be no assurance that the properties will be sold within this time frame, or that any sale, if completed, will result in a particular price. It should be noted that the mortgage notes secured by Watkins Center were payable in full on June 10, 1997. However, in light of the Partnership's efforts to sell the property, the lender extended the maturity date to June 10, 1998 in order to provide sufficient time in which to sell the property. The General Partners will approach the lender regarding a further extension of the maturity date, if necessary.

The Partnership's cash and cash equivalents balance totaled $15,182,204 at December 31, 1997, compared with $301,658 at December 31, 1996. The increase is primarily attributable to the net proceeds received from the sale of the Swenson Property and the Maitland Property during the fourth quarter of 1997 which were subsequently distributed. The Partnership also maintained a restricted cash balance of $195,538 at December 31, 1997, representing security deposits and funds reserved for property tax payments.

Rent receivable, net of allowance for doubtful accounts, totaled $107,967 at December 31, 1997, compared with $19,966 at December 31, 1996. The increase is due to the timing of rental receipts, primarily at Watkins Center.

Distribution payable increased to $13,750,000 at December 31, 1997, compared with $416,667 at December 31, 1996. The December 31, 1997 balance includes cash distributions payable resulting from the sale of the Swenson and Maitland Properties. This distribution was paid on February 27, 1998, in the amount of $183.33 per Limited Partnership Unit. Quarterly cash distributions from operations were suspended commencing in the second quarter of 1997 in consideration of the Partnership's marketing efforts and the need to fund several major capital improvements at the Properties to better position them for sale.

A discussion of leasing activity at the Partnership's remaining Properties is incorporated herein by reference to the sections entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

Results of Operations

1997 versus 1996

Partnership operations resulted in net income of $7,382,420 for the year ended December 31, 1997, compared to net income of $96,543 for the year ended December 31, 1996. Net income in 1997 includes a gain on sale of the Swenson and Maitland Properties of $5,620,425. Excluding this gain, operating income totaled $1,761,995. The increase from 1996 is primarily attributable to the elimination of depreciation expense in 1997 as a result of reclassifying the properties as "Real estate held for sale" commencing December 31, 1996. The increase is also due to an increase in rental and interest income.

Rental income totaled $4,908,354 for the year ended December 31, 1997, compared with $4,502,900 for the year ended December 31, 1996. The increase is primarily due to higher rental income at Watkins Center as a result of new tenants, and increased occupancy at the Dawson and Maitland Properties.

Interest income totaled $73,952 for the year ended December 31, 1997 compared with $41,647 for the 1996 period. The increase is primarily due to the Partnership's higher average cash balance in 1997 as a result of the sale of the Swenson and Maitland Properties.

Property operating expenses totaled $1,841,368, largely unchanged from $1,827,870 in 1996 as increases at Watkins and Dawson Centers were offset by the sales of the Swenson and Maitland Properties.

Minority interest in consolidated venture totaled $(534,093) and $(4,828) for the years ended December 31, 1997 and 1996, respectively. Minority interest mainly reflects net income at Watkins Center Joint Venture in 1997, and to a lesser extent, the sale of the Swenson and Maitland Properties.

As of December 31, 1997, the lease levels of the remaining Properties were as follows: Watkins Center - 95%; Dawson Business Center - 98%.

1996 versus 1995

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

Property operating expenses totaled $1,827,870 for the year ended December 31, 1996 compared to $1,637,509 in 1995. The increase is largely attributable to higher repair and maintenance expenses at all of the Partnership's properties, in addition to higher electric utility expenses at Maitland Center Office Building A and Swenson Business Park - Building B. General and administrative expenses increased to $330,066 for the year ended December 31, 1996 from $262,764 in 1995, largely due to higher Partnership administrative expenses, appraisal costs and additional postage and mailing fees associated with the reinstatement of quarterly distributions. Bad debt expense totaled $30,293 for the year ended December 31, 1996 compared to $384,353 for the year ended December 31, 1995. The higher 1995 amount includes the uncollected portion of the $1.5 million note receivable on 965 Ridgelake Office Building. On December 28, 1995, the Partnership received $1,150,000 in full satisfaction of the $1,500,000 note receivable. The remaining $350,000 was declared uncollectable and was included in the Partnership's 1995 bad debt expense.

As of December 31, 1996, the lease levels of the Properties were as follows:
Watkins Center - 94%; Dawson Business Center - 89%; Maitland Center Office Building A - 100%; Swenson Business Park, Building B - 100%.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14 and page F-1 of this report.

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

      Name                       Office
      Rocco F. Andriola          Director
      Jeffrey C. Carter          Director and President
      Michael T. Marron          Vice President and Chief Financial Officer

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate
School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships.
Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

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

      Name                       Office
      Mark P. Mikuta             President
      Jerry L. Moore             Executive Vice President
      Julie R. Adie              Vice President, Treasurer and Secretary

Mark P. Mikuta, 44, is Senior Vice President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Jerry L. Moore, 48, is Chief Executive Officer of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). GSHH currently has over 325 employees and offices in Washington, D.C., Richmond, Norfolk, Newport News, Raleigh/Durham and Atlanta. Mr. Moore is responsible for management of existing operations of the company and is charged with building GSHH's presence in existing and new markets. Prior to GSHH, Mr. Moore was Senior Vice President of Dominion Land Management Co., the real estate development unit of Dominion Capital, Inc. Dominion Capital is a wholly owned subsidiary of Dominion Resources, Inc. Mr. Moore received a B.A. degree from Austin College in 1971. He is a member of the Urban Land Institute Small Scale Development Council; is on the Executive Committee of GVA North Alliance; and is on the Board of Directors of the Hampton Roads Economic Development Alliance.

Julie R. Adie, 43, is a Vice President of Goodman Segar Hogan, Inc. and
Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1997.

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

(c)  Changes in Control

None.

Item 13.  Certain Relationships and Related Transactions

For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to Note 4 "Real Estate Investments" and Note 7 "Transactions with the General Partners and Affiliates" of Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

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

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain of their affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by CP1 Real Estate Services, Inc. and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement. In prior years, affiliates of CP1 Real Estate Services, Inc. had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to Note 8 "Transactions with the General Partners and Affiliates" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

                               PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1)  Financial Statements:

          Report of Independent Auditors                                  (1)

          Consolidated Balance Sheets - At December 31, 1997 and 1996     (1)

          Consolidated Statements of Operations - For the years
          ended December 31, 1997, 1996 and 1995                          (1)

          Consolidated Statements of Partners' Capital (Deficit) -
          For the years ended December 31, 1997, 1996 and 1995            (1)

          Consolidated Statements of Cash Flows - For the years
          ended December 31, 1997, 1996 and 1995                          (1)

          Notes to Consolidated Financial Statements                      (1)

  (a)(2)  Financial Statement Schedule:

          Schedule III - Real Estate and Accumulated Depreciation         F-1

          No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

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

         (10)(A)Permanent Loan Commitment, as amended, relating to the Ridgelake Office Building, between the Registrant and Boyle Investment Company, and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit 10.3 to Amendment No. 1 to the Registration Statement).

         (10)(B)Purchase Agreement relating to Watkins Center, between the Registrant and Norcross-85 Park, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit
                (10)(A) to the Registrant's Quarterly Report on Form 10-Q filed on or about May 15,1982 (the "Quarterly Report")).

         (13) Annual Report to the Unitholders for the year ended December 31, 1997.

         (23)   Consent of Independent Auditors

         (27)   Financial Data Schedule

         (28) Portions of Prospectus of Registrant dated November 10, 1981 (included as, and incorporated herein by reference to Exhibit
                (28) of the Registrant's Annual Report on Form 10-K filed March 30, 1988).


  (b)(3) Reports on Form 8-K:

                No reports on Form 8-K were filed during the three months ended December 31, 1997.

                On January 2, 1998 the Partnership filed a Form 8-K reporting that on December 19, 1997, the Partnership executed a sale of Maitland Center Office Building A.


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



                         COMMERCIAL PROPERTIES 1, L.P.

                         BY:  HS Advisors II, Ltd.
                              General Partner

                              Hogan Stanton Investment, Inc.
                              General Partner


Date: March  26, 1998    BY:  /s/Mark P. Mikuta
                              Mark P. Mikuta
                              President



                         BY:  CP1 Real Estate Services Inc.
                              General Partner


Date: March  26, 1998    BY:  /s/Jeffrey C. Carter
                              Jeffrey C. Carter
                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                         CP1 REAL ESTATE SERVICES INC.
                         A General Partner



Date: March  26, 1998    BY:  /s/Jeffrey C. Carter
                              Jeffrey C. Carter
                              President and Director



Date: March  26, 1998    BY:  /s/Rocco F. Andriola
                              Rocco F. Andriola
                              Director



Date: March  26, 1998    BY:  /s/Michael T. Marron
                              Michael T. Marron
                              Vice President and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                         HS ADVISORS II, LTD.
                         A General Partner

                         BY: Hogan Stanton Investment, Inc.
                             General Partner of HS Advisors II, Ltd.


Date: March 26, 1998     BY:  /s/Mark P. Mikuta
                              Mark P. Mikuta
                              President


Date: March 26, 1998     BY:  /s/Jerry L. Moore
                              Jerry Moore
                              Executive Vice President


Date: March  26, 1998    BY:  /s/Julie R. Adie
                              Julie R. Adie
                              Vice President, Treasurer and Secretary