Form 10-Q
period 1998-03-31
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1998-05-15
CIK 353891

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 1998

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




Consolidated Balance Sheets
                                               At March 31,    At December 31,
                                                      1998               1997
Assets
Real estate held for sale                     $ 11,215,719       $ 11,163,396
Cash and cash equivalents                        1,668,511         15,182,204
Restricted cash                                    230,948            195,538
Rent receivable, net of allowance for
 doubtful accounts $33,256 in 1998 and
 $19,183 in 1997                                    47,829            107,967
Other assets                                         7,697             50,809
        Total Assets                          $ 13,170,704       $ 26,699,914
Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                      $  4,520,455       $  4,577,848
  Distribution payable                                   _         13,750,000
  Accounts payable and accrued expenses            133,764            107,192
  Due to affiliates                                  4,837              6,500
  Security deposits payable                        189,593            183,381
  Prepaid rent                                      12,650              4,124
        Total Liabilities                        4,861,299         18,629,045
Minority interest                                1,471,615          1,371,485
Partners' Capital (Deficit):
  General Partners                                (721,028)          (722,412)
  Limited Partners (75,000 units outstanding)    7,558,818          7,421,796
        Total Partners' Capital                  6,837,790          6,699,384
        Total Liabilities and
         Partners' Capital                    $ 13,170,704       $ 26,699,914




Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1998
                                         General        Limited
                                        Partners       Partners          Total
Balance at December 31, 1997          $ (722,412)   $ 7,421,796    $ 6,699,384
Net income                                 1,384        137,022        138,406
Distributions                                  _              _              _
Balance at March 31, 1998             $ (721,028)   $ 7,558,818    $ 6,837,790



Consolidated Statements of Operations
For the three months ended March 31,                       1998           1997
Income
Rent                                                 $  660,199    $ 1,269,365
Interest                                                139,057          3,301
        Total income                                    799,256      1,272,666
Expenses
Property operating                                      286,829        499,016
Interest                                                111,904        117,309
General and administrative                              146,559        104,183
Bad debt expense                                         15,428         13,522
        Total expenses                                  560,720        734,030
Income before minority interest                         238,536        538,636
Minority interest in consolidated venture              (100,130)      (108,675)
        Net Income                                   $  138,406    $   429,961
Net Income Allocated:
To the General Partners                              $    1,384    $     4,300
To the Limited Partners                                 137,022        425,661
                                                     $  138,406    $   429,961
Per limited partnership unit
(75,000 outstanding)                                     $ 1.83         $ 5.68



Consolidated Statements of Cash Flows
For the three months ended March 31,                       1998           1997
Cash Flows From Operating Activities
Net income                                           $  138,406     $  429,961
Adjustments to reconcile net income to net cash
provided by operating activities:
   Minority interest in income of
    consolidated ventures                               100,130        108,675
Increase (decrease) in cash arising from
    changes in operating assets and liabilities
        Restricted cash                                 (35,410)       (45,163)
        Rent receivable                                  60,138        (25,505)
        Deferred rent receivable                              _        (42,070)
        Prepaid leasing costs                                 _        (27,030)
        Other assets                                     43,112         29,531
        Accounts payable and accrued expenses            26,572        146,580
        Due to affiliates                                (1,663)        10,393
        Security deposits payable                         6,212         13,261
        Prepaid rent                                      8,526         83,260
Net cash provided by operating activities               346,023        681,893
Cash Flows From Investing Activities
  Additions to real estate assets                       (52,323)      (283,741)
Net cash used for investing activities                  (52,323)      (283,741)
Cash Flows From Financing Activities
  Cash distributions                                (13,750,000)      (375,000)
  Mortgage principal payments                           (57,393)       (51,986)
Net cash used for financing activities              (13,807,393)      (426,986)
Net decrease in cash and cash equivalents           (13,513,693)       (28,834)
Cash and cash equivalents, beginning of period       15,182,204        301,658
Cash and cash equivalents, end of period            $ 1,668,511     $  272,824

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $   111,904     $  117,309




Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital (deficit) for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to confirm to the current year's presentation.

No significant events have occurred subsequent to year end 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is actively marketing its two remaining properties, Watkins Center and Dawson Business Center (the "Properties"), for sale. To facilitate our ability to sell the Properties, the Partnership entered into agreements with its joint venture partner in both properties on April 8, 1998, whereby the joint venture partner waived its right of first refusal to buy each Property. The joint venture partner was paid $25,000 for each waiver. It should be noted that the mortgage notes secured by Watkins Center were payable in full on June 10, 1997. However, in light of the Partnership's efforts to sell the property, the lender extended the maturity date to June 10, 1998 in order to provide sufficient time in which to sell the property. The General Partners will approach the lender regarding a further extension of the maturity date, if necessary.

On February 27, 1998, the Partnership paid a special cash distribution to Limited Partners totaling $183.33 per Unit representing the net proceeds received from the sales of Swenson Business Park - Building B (the "Swenson Property") and Maitland Center Office Building A (the "Maitland Property") which were sold in late 1997. Quarterly cash distributions from operations were suspended commencing in the second quarter of 1997 in consideration of the Partnership's marketing efforts and the need to fund several major capital improvements at the properties to better position them for sale.

The Partnership's cash and cash equivalents balance totaled $1,668,511 at March 31, 1998, compared with $15,182,204 at
December 31, 1997. The decrease is primarily attributable to the payment of a special cash distribution on February 27, 1998 of the net proceeds received from the sale of the Swenson and Maitland Properties. The Partnership also maintained a restricted cash balance of $230,948 at March 31, 1998, representing security deposits and funds reserved for property tax payments.

Rent receivable, net of allowance for doubtful accounts, totaled, $47,829 at March 31, 1998 compared with $107,967 at December 31,
1997. The decrease is due to the timing of rental receipts at the Properties.

As of March 31, 1998, lease levels at both of the Properties were as follows: Watkins Center - 95%; Dawson Business Center - 100%.

Results of Operations

The Partnership's operations resulted in net income of $138,406 for the three months ended
March 31, 1998, compared with $429,961 for the three months ended
March 31, 1997. The decrease is mainly due to lower rental income in the 1998 period, as a result of the sale of the Maitland and Swenson Properties.

Rental income totaled $660,199 for the three months ended March 31, 1998, compared with $1,269,365 in the 1997 period. The decrease is primarily attributable to the sales of the Maitland and Swenson Properties in 1997. Interest income totaled $139,057 for the three months ended March 31, 1998, compared with $3,301 for the comparable period in 1997. The increase is primarily due to the Partnership's higher average cash balance in 1998 as a result of the temporary investment of the proceeds from the sale of the Maitland and Swenson Properties.

Property operating expenses totaled $286,829 for the three months ended March 31, 1998, compared with $499,016 in the 1997 period.
The decrease is primarily attributable to the sale of the Maitland and Swenson Properties, as well as lower repairs and maintenance expenses at the remaining Properties.

General and administrative expenses for the three months ended
March 31, 1998 were $146,559 compared to $104,183 for the same period in 1997. The increase is mainly due to higher professional expenses associated with marketing the two remaining
Properties, which was partially offset by a decease in administrative expenses.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         COMMERCIAL PROPERTIES 1, L.P.

                    BY:  CP1 Real Estate Services  Inc.
                         General Partner


Date: May 14, 1998       BY:    /s/Jeffrey C. Carter
                                Jeffrey C. Carter
                                President and Director


Date: May 14, 1998       BY:    /s/Michael T. Marron
                                Michael T. Marron
                                Vice President and Chief Financial Officer