Form 10-Q
period 1998-06-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1998-08-14
CIK 353891

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X                Quarterly Report Pursuant to Section 13
                                       or
                  15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                                       or

                    Transition Report Pursuant to Section 13
                                       or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11081


                         COMMERCIAL PROPERTIES 1, L.P.
              Exact Name of Registrant as Specified in its Charter


        Virginia                                                 13-3075804
State or Other Jurisdiction of                                 I.R.S Employer
Incorporation or Organization                               Identification No.

World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                                  10285
Address of Principal Executive Offices                               Zip Code
(212) 526-3183
Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ____


Consolidated Balance Sheets            At June 30,              At December 31,
                                              1998                         1997
Assets
Real estate held for sale              $11,283,148                 $11,163, 396
Cash and cash equivalents                1,764,040                  15,182, 204
Restricted cash                            255,611                      195,538
Rent receivable,net of allowance
 for doubtful accounts
 $13,583 in 1998 and $19,183 in 1997        48,048                      107,967
Other assets                                44,363                       50,809
Total Assets                           $13,395,210                  $26,699,914
Liabilities and Partners' Capital
Liabilities:
 Mortgage notes payable                $4,461,648                    $4,577,848
 Distribution payable                           _                    13,750,000
 Accounts payable and accrued expenses    229,901                       107,192
 Due to affiliates                              _                         6,500
 Security deposits payable                187,515                       183,381
 Prepaid rent                               5,223                         4,124
    Total Liabilities                   4,884,287                   18,629, 045
Minority interest                       1,579,248                     1,371,485
Partners' Capital (Deficit):
 General Partners                        (720,089)                     (722,412)
 Limited Partners
 (75,000 units outstanding)             7,651,764                     7,421,796
 Total Partners' Capital                6,931,675                     6,699,384
 Total Liabilities and
 Partners' Capital                    $13,395,210                   $26,699,914





Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1998
                                             General      Limited         Total
                                            Partners     Partners
Balance at December 31, 1997               $(722,412)  $7,421,796    $6,699,384
Net Income                                     2,323      229,968       232,291
Balance at June 30, 1998                   $(720,089)  $7,651,764    $6,931,675




Consolidated Statements of Operations

                           Three months ended June 30, Six months ended June 30,
                                1998             1997          1998        1997
Income
Rent                       $ 690,731       $1,261,981    $1,350,930  $2,531,346
Interest                      22,462            2,856       161,519       6,157
  Total Income               713,193        1,264,837     1,512,449   2,537,503
Expenses
Property operating           231,204          455,413       518,033     954,429
Interest                     110,488          114,029       222,392     231,338
General and
administrative               169,983           59,589       316,542     163,772
Bad debt expense (recovery)        _           (2,221)       15,428      11,301
    Total Expenses           511,675          626,810     1,072,395   1,360,840
Income before minority
 interest                    201,518          638,027      440,054    1,176,663
Minority interest in consolidated
  ventures                  (107,633)         (20,767)    (207,763)    (129,442)
    Net Income               $93,885         $617,260     $232,291   $1,047,221
Net Income Allocated:
To the General Partners         $939         $100,422       $2,323     $104,722
To the Limited Partners       92,946          516,838      229,968      942,499
                             $93,885         $617,260     $232,291  $1,047, 221
Per limited partnership unit
(75,000 outstanding)           $1.24            $6.89        $3.07       $12.57



Consolidated Statements of Cash Flows
For the six months ended June 30,                       1998               1997
Cash Flows From Operating Activities
Net Income                                          $232,291         $1,047,221
Adjustments to reconcile net income to net cash
provided by operating activities:
 Minority interest in consolidated ventures          207,763            129,442
Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Restricted cash                                  (60,073)           (76,814)
    Rent receivable                                   59,919            (42,605)
    Deferred rent receivable                               _            (63,612)
    Prepaid leasing costs                                  _            (58,526)
    Other assets                                       6,446            (11,696)
    Accounts payable and accrued expenses            122,709            196,765
    Due to affiliates                                 (6,500)            (5,835)
    Security deposits payable                          4,134              9,552
    Prepaid rent                                       1,099             74,332
Net cash provided by operating activities            567,788          1,198,224
Cash Flows From Investing Activities
  Additions to real estate assets                   (119,752)          (557,757)
Net cash used for investing activities              (119,752)          (557,757)
Cash Flows From Financing Activities
 Cash distributions                              (13,750,000)          (666,667)
 Mortgage principal payments                        (116,200)          (107,253)
Net cash used for financing activities           (13,866,200)          (773,920)
Net decrease in cash and cash equivalents        (13,418,164)          (133,453)
Cash and cash equivalents, beginning of period    15,182,204            301,658
Cash and cash equivalents, end of period          $1,764,040           $168,205
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $222,392           $231,338



Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 and the statement of partners' capital (deficit) for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources The Partnership is currently negotiating the terms of a purchase and sale agreement with respect to the Partnership's two remaining properties, Watkins Center and Dawson Business Center (the "Properties"). The General Partners anticipate that the sale will close in the fourth quarter of 1998, however there can be no assurance that the sale will occur within this time frame. To facilitate our ability to sell the Properties, the Partnership entered into agreements with its joint venture partner in both Properties on April 8, 1998, whereby the joint venture partner waived its right of first refusal to buy each property. The joint venture partner was paid $25,000 for each waiver. It should be noted that the mortgage notes secured by Watkins Center were payable in full on June 10, 1998. However, in light of the Partnership's efforts to sell the property, the lender extended the maturity date to September 9, 1998, in order to promote sufficient time in which to sell the property. The General Partners will approach the lender regarding a further extension, if necessary. The Partnership's cash and cash equivalents balance totaled $1,764,040 at June 30, 1998, compared with $15,182,204 at December 31, 1997. The decrease is primarily attributable to the payment of a special cash distribution on February 27, 1998 of the net proceeds received from the sale of Swenson Business Park - Building B (the "Swenson Property") and Maitland Center Office Building A (the "Maitland Property"). The Partnership's restricted cash balance, which primarily consists of security deposits, increased to $255,611 at June 30, 1998, compared with $195,538 at December 31, 1997, due to an increase in security deposits at Watkins Center. Rent receivable, net of allowance for doubtful accounts, totaled $48,048 at June 30, 1998 compared with $107,967 at December 31, 1997. The decrease is due to the timing of rental receipts at the remaining Properties. Accounts payable and accrued expenses totaled $229,901 at June 30, 1998, compared with $107,192 at December 31, 1997. The increase is primarily due to the timing of payments for real estate taxes, audit fees, administrative and other expenses. Due to affiliates decreased to $0 at June 30, 1998, from $6,500 at December 31, 1997, primarily reflecting the timing of certain reimbursement expenses incurred in servicing the Partnership. Minority interest totaled $1,579,248 at June 30, 1998, compared to $1,371,485 at December 31, 1997. The increase is attributable to the higher allocation of net income at Watkins Center and Dawson Business Center of $115,397 and $92,366, respectively.

In order to fund required capital improvements at the Properties and maintain adequate cash reserves, cash distributions were suspended beginning with the 1997 second quarter distribution. Once the properties are sold, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

Results of Operations

The Partnership's operations resulted in net income of $93,885 and $232,291 for the three and six months ended June 30, 1998, respectively, compared with $617,260 and $1,047,221 for the three and six months ended June 30, 1997, respectively. The decrease is mainly due to lower rental income and lower property operating expenses in the 1998 periods, as a result of the sale of the Maitland and Swenson Properties, partially offset by higher general and administrative expenses for the 1998 periods.

Rental income totaled $690,731 and $1,350,930 for the three and six months ended June 30, 1998, respectively, compared with $1,261,981 and $2,531,346 for the comparable periods in 1997. The decreases are primarily attributable to the sale of the Maitland and Swenson Properties and lower average occupancy at Dawson Business Center. Interest income totaled $22,462 and $161,519 for the three and six months ended June 30, 1998, respectively, compared with $2,856 and $6,157 for the comparable periods a year earlier. The increases are primarily due to higher cash balances maintained by the Partnership from sale proceeds of the Maitland and Swenson Properties.

Property operating expenses totaled $231,204 and $518,033 for the three and six months ended June 30, 1998, respectively, compared with $455,413 and $954,429 for the same periods in 1997. The decrease is primarily attributable to lower repairs and maintenance expenses at the remaining Properties, as well as the sale of the Maitland and Swenson Properties.

General and administrative expenses for the three and six months ended June 30, 1998, were $169,983 and $316,542, respectively, compared with $59,589 and $163,772 for the same periods in 1997. The increases for the 1998 periods were primarily due to higher legal cost relating to the property sales and, to a lesser extent, professional, administrative and miscellaneous expenses, which were partially offset by lower administrative, printing and postage expenses.

As of June 30, 1998 lease levels at both of the Properties were as follows:
Watkins Center - 95%; Dawson Business Center - 93%.




Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.




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



                         COMMERCIAL PROPERTIES 1, L.P.

                         BY:  CP1 Real Estate Services Inc.
                              General Partner



Date:  August 14, 1998   BY:  /s/ Michael T. Marron
                              Michael T. Marron
                              Director, President and Chief Financial Officer