Form 10-Q
period 1998-09-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1998-11-16
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998

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


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                      10285
Address of Principal Executive Offices                    Zip Code

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

                                 Yes X   No ____

CONSOLIDATED BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                             ---------------    --------------
Assets
Real estate held for sale                        $11,341,635       $11,163,396
Cash and cash equivalents                          1,921,098        15,182,204
Restricted cash                                      240,671           195,538
Rent receivable, net of allowance for
  doubtful accounts of $5,349 in 1998
  and $19,183 in 1997                                 26,939           107,967
Other assets                                          32,446            50,809
                                                 -----------       -----------
      Total Assets                               $13,562,789       $26,699,914
                                                 ===========       ===========
Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                         $ 4,401,391       $ 4,577,848
  Distribution payable                                    --        13,750,000
  Accounts payable and accrued expenses              142,670           107,192
  Due to affiliates                                       --             6,500
  Security deposits payable                          190,238           183,381
  Prepaid rent                                         5,362             4,124
                                                 -----------       -----------
      Total Liabilities                            4,739,661        18,629,045
                                                 -----------       -----------
Minority interest                                  1,689,608         1,371,485
                                                 -----------       -----------
Partners' Capital (Deficit):
  General Partners                                  (718,071)         (722,412)
  Limited Partners (75,000 units outstanding)      7,851,591         7,421,796
                                                 -----------       -----------
      Total Partners' Capital                      7,133,520         6,699,384
                                                 -----------       -----------
      Total Liabilities and Partners' Capital    $13,562,789       $26,699,914
                                                 ===========       ===========


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended September 30, 1998
                                           General       Limited
                                          Partners      Partners         Total
                                         ---------    ----------    ----------
Balance at December 31, 1997             $(722,412)   $7,421,796    $6,699,384
Net Income                                   4,341       429,795       434,136
                                         ---------    ----------    ----------
Balance at September 30, 1998            $(718,071)   $7,851,591    $7,133,520
                                         =========    ==========    ==========

CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three months ended           Nine months ended
                                      September 30,               September 30,
                                1998          1997          1998          1997
                          ----------    ----------    ----------    ----------
Income
Rent                      $  691,620    $1,223,345    $2,042,550    $3,754,691
Interest                      24,259         3,158       185,778         9,315
                          ----------    ----------    ----------    ----------
      Total Income           715,879     1,226,503     2,228,328     3,764,006
                          ----------    ----------    ----------    ----------
Expenses
Property operating           232,048       468,833       750,081     1,423,262
Interest                     109,039       114,165       331,431       345,503
General and
  administrative              68,147        66,226       384,689       229,998
Bad debt expense
  (recovery)                  (5,560)       15,292         9,868        26,593
                          ----------    ----------    ----------    ----------
      Total Expenses         403,674       664,516     1,476,069     2,025,356
                          ----------    ----------    ----------    ----------
Income before minority
  interest                   312,205       561,987       752,259     1,738,650
Minority interest in
  consolidated ventures     (110,360)     (117,594)     (318,123)     (247,035)
                          ----------    ----------    ----------    ----------
      Net Income          $  201,845    $  444,393    $  434,136    $1,491,615
                          ==========    ==========    ==========    ==========
Net Income Allocated:
To the General Partners   $    2,018    $   44,439    $    4,341    $  149,162
To the Limited Partners      199,827       399,954       429,795     1,342,453
                          ----------    ----------    ----------    ----------
                          $  201,845    $  444,393    $  434,136    $1,491,615
                          ==========    ==========    ==========    ==========
Per limited partnership
  unit (75,000
  outstanding)                $ 2.66        $ 5.33        $ 5.73       $ 17.90
                              ------        ------        ------       -------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                            1998          1997
                                                    ------------    ----------
Cash Flows From Operating Activities
Net Income                                          $    434,136    $1,491,615
Adjustments to reconcile net income to net
cash provided by operating activities:
  Minority interest in consolidated ventures             318,123       247,035
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                      (45,133)      (70,106)
    Rent receivable                                       81,028       (29,143)
    Deferred rent receivable                                  --       (76,156)
    Prepaid leasing costs                                     --       (88,546)
    Other assets                                          18,363       (20,695)
    Accounts payable and accrued expenses                 35,478        79,781
    Due to affiliates                                     (6,500)       (5,835)
    Security deposits payable                              6,857        17,231
    Prepaid rent                                           1,238        67,389
                                                    ------------    ----------
Net cash provided by operating activities                843,590     1,612,570
                                                    ------------    ----------
Cash Flows From Investing Activities
  Additions to real estate assets                       (178,239)     (652,146)
                                                    ------------    ----------
Net cash used for investing activities                  (178,239)     (652,146)
                                                    ------------    ----------
Cash Flows From Financing Activities
  Cash distributions                                 (13,750,000)     (666,667)
  Mortgage principal payments                           (176,457)     (162,384)
                                                    ------------    ----------
Net cash used for financing activities               (13,926,457)     (829,051)
                                                    ------------    ----------
Net increase (decrease) in cash
  and cash equivalents                               (13,261,106)      131,373
Cash and cash equivalents, beginning
  of period                                           15,182,204       301,658
                                                    ------------    ----------
Cash and cash equivalents, end of period            $  1,921,098    $  433,031
                                                    ============    ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $    331,431    $  345,503
                                                    ------------    ----------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 and the statement of partners' capital (deficit) for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1997 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On September 24, 1998, the Partnership entered into an agreement to sell its two remaining properties, Watkins Center and Dawson Business Center (the "Properties") to an unaffiliated third party for a gross purchase price of approximately $18.6 million. Following consummation of the sale, which is expected to occur during the fourth quarter of fiscal 1998, the General Partners intend to distribute the net proceeds from the sale, together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and dissolve the Partnership.

Part I, Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Liquidity and Capital Resources

The Partnership has executed a purchase and sale agreement with respect to the Partnership's two remaining properties, Watkins Center and Dawson Business Center (the "Properties"). The General Partners anticipate that the sale will close in the fourth quarter of 1998; however, there can be no assurance that the sale will occur within this time frame.

To facilitate the ability to sell the Properties, the Partnership entered into agreements with its joint venture partner in both Properties on April 8, 1998, whereby the joint venture partner waived its right of first refusal to buy each property. The joint venture partner was paid $25,000 for each waiver. It should be noted that the mortgage notes secured by Watkins Center were payable in full on June 10, 1998. However, in light of the Partnership's efforts to sell the property, the lender extended the maturity date to coincide with the scheduled closing date, in order to promote sufficient time in which to sell the property.

On September 24, 1998, the Partnership entered into an agreement to sell its two remaining properties, Watkins Center and Dawson Business Center (the "Properties") to an unaffiliated third party for a gross purchase price of approximately $18.6 million. Following consummation of the sale, which is expected to occur during the fourth quarter of fiscal 1998, the General Partners intend to distribute the net proceeds from the sale, together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and dissolve the Partnership.

The Partnership's cash and cash equivalents balance totaled $1,921,098 at September 30, 1998, compared with $15,182,204 at December 31, 1997. The decrease is primarily attributable to the payment of a special cash distribution on February 27, 1998 of the net proceeds received from the sale of Swenson Business Park - Building B (the "Swenson Property") and Maitland Center Office Building A (the "Maitland Property"). The Partnership's restricted cash balance, which primarily consists of security deposits and real estate escrow, increased to $240,671 at September 30, 1998, compared with $195,538 at December 31, 1997, due to an increase in the real estate escrow account and security deposits at Watkins Center. Rent receivable, net of allowance for doubtful accounts, totaled $26,939 at September 30, 1998 compared with $107,967 at December 31, 1997. The decrease is due to the timing of rental receipts at the remaining Properties.

Accounts payable and accrued expenses totaled $142,670 at September 30, 1998, compared with $107,192 at December 31, 1997. The increase is primarily due to the timing of payments for real estate taxes, audit fees, administrative and other expenses. Due to affiliates decreased to $-0- at September 30, 1998, from $6,500 at December 31, 1997, primarily reflecting the timing of certain reimbursement expenses incurred in servicing the Partnership. Minority interest totaled $1,689,608 at September 30, 1998, compared to $1,371,485 at December 31, 1997. The increase is attributable to the higher net income at the Properties.

In order to fund required capital improvements at the Properties and maintain adequate cash reserves, cash distributions were suspended beginning with the 1997 second quarter distribution. Following the completion of the sale of the Partnership's Properties, as discussed above, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

Results of Operations

The Partnership's operations resulted in net income of $201,845 and $434,136 for the three and nine months ended September 30, 1998, respectively, compared with $444,393 and $1,491,615 for the three and nine months ended September 30, 1997, respectively. The decrease is mainly due to lower rental income in the 1998 periods, as a result of the sale of the Maitland and Swenson Properties, and higher general and administrative expenses for the 1998 nine-month period.

Rental income totaled $691,620 and $2,042,550 for the three and nine months ended September 30, 1998, respectively, compared with $1,223,345 and $3,754,691 for the comparable periods in 1997. The decreases are primarily attributable to the sale of the Maitland and Swenson Properties and lower average occupancy at Dawson Business Center. Interest income totaled $24,259 and $185,778 for the three and nine months ended September 30, 1998, respectively, compared with $3,158 and $9,315 for the comparable periods a year earlier. The increases are primarily due to higher cash balances maintained by the Partnership during 1998 from sale proceeds of the Maitland and Swenson Properties.

Property operating expenses totaled $232,048 and $750,081 for the three and nine months ended September 30, 1998, respectively, compared with $468,833 and $1,432,262 for the same periods in 1997. The decrease is primarily attributable to the sale of the Maitland and Swenson Properties, as well as lower repairs and maintenance expenses at the remaining Properties.

General and administrative expenses for the three and nine months ended September 30, 1998 were $68,147 and $384,689, respectively, compared with $66,226 and $229,998 for the same periods in 1997. The increase for the nine-month period was primarily due to higher legal costs relating to the property sales and, to a lesser extent, professional and miscellaneous expenses, which were partially offset by lower administrative and postage expenses.

As of September 30, 1998 lease levels at both of the Properties were as follows:
Watkins Center - 92%; Dawson Business Center - 93%.


Part II           Other Information

Items 1-5         Not applicable.

Item 6            Exhibits and reports on Form 8-K.

                  (a)  Exhibits -

                       (27)  Financial Data Schedule

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                                       COMMERCIAL PROPERTIES 1, L.P.

                                 BY:   CP1 Real Estate Services Inc.
                                       General Partner



Date:  November 16, 1998               BY:   /s/Michael T. Marron
                                             -----------------------------
                                             Michael T. Marron
                                             Director, President and
                                             Chief Financial Officer