Form 10-Q/A
period 1998-09-30
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1999-01-05
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
               Quarterly Report Pursuant to Section 13 or 15(d) of
    X                  the Securities Exchange Act of 1934
---------

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
                                       =========     ==========     ==========

CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three months ended         Nine months ended
                                        September 30,             September 30,
                                   1998         1997         1998         1997
                              ---------   ----------   ----------   ----------
Income
Rent                          $ 691,620   $1,223,345   $2,042,550   $3,754,691
Interest                         24,259        3,158      185,778        9,315
                              ---------   ----------   ----------   ----------
      Total Income              715,879    1,226,503    2,228,328    3,764,006
                              ---------   ----------   ----------   ----------
Expenses
Property operating              232,048      468,833      750,081    1,423,262
Interest                        109,039      114,165      331,431      345,503
General and administrative       68,147       66,226      384,689      229,998
Bad debt expense (recovery)      (5,560)      15,292        9,868       26,593
                              ---------   ----------   ----------   ----------
      Total Expenses            403,674      664,516    1,476,069    2,025,356
                              ---------   ----------   ----------   ----------
Income before minority
  interest                      312,205      561,987      752,259    1,738,650
Minority interest in
  consolidated ventures        (110,360)    (117,594)    (318,123)    (247,035)
                              ---------   ----------   ----------   ----------
      Net Income              $ 201,845   $  444,393   $  434,136   $1,491,615
                              =========   ==========   ==========   ==========
Net Income Allocated:
To the General Partners       $   2,018   $   44,439   $    4,341   $  149,162
To the Limited Partners         199,827      399,954      429,795    1,342,453
                              ---------   ----------   ----------   ----------
                              $ 201,845   $  444,393   $  434,136   $1,491,615
                              =========   ==========   ==========   ==========
Per limited partnership
unit(75,000 outstanding)         $ 2.66       $ 5.33       $ 5.73      $ 17.90
                                 ======       ======       ======      =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                            1998          1997
                                                    ------------    ----------
Cash Flows From Operating Activities
Net Income                                          $    434,136    $1,491,615
Adjustments to reconcile net income to net cash
provided by operating activities:
  Minority interest in consolidated ventures             318,123       247,035
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                      (45,133)      (70,106)
    Rent receivable                                       81,028       (29,143)
    Deferred rent receivable                                  --       (76,156)
    Prepaid leasing costs                                     --       (88,546)
    Other assets                                          18,363       (20,695)
    Accounts payable and accrued expenses                 35,478        79,781
    Due to affiliates                                     (6,500)       (5,835)
    Security deposits payable                              6,857        17,231
    Prepaid rent                                           1,238        67,389
                                                    ------------    ----------
Net cash provided by operating activities                843,590     1,612,570
                                                    ------------    ----------
Cash Flows From Investing Activities
  Additions to real estate assets                       (178,239)     (652,146)
                                                    ------------    ----------
Net cash used for investing activities                  (178,239)     (652,146)
                                                    ------------    ----------
Cash Flows From Financing Activities
  Cash distributions                                 (13,750,000)     (666,667)
  Mortgage principal payments                           (176,457)     (162,384)
                                                    ------------    ----------
Net cash used for financing activities               (13,926,457)     (829,051)
                                                    ------------    ----------
Net increase (decrease) in cash and
  cash equivalents                                   (13,261,106)      131,373
Cash and cash equivalents, beginning of period        15,182,204       301,658
                                                    ------------    ----------
Cash and cash equivalents, end of period            $  1,921,098    $  433,031
                                                    ============    ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $    331,431    $  345,503
                                                    ============    ==========

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

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is currently marketing for sale the Partnership's two remaining properties, Watkins Center and Dawson Business Center (the "Properties").

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

On September 24, 1998, the Partnership entered into an agreement to sell the Properties to an unaffiliated third party for a gross purchase price of approximately $18.6 million. However, the buyer subsequently withdrew its offer during its due diligence review of the Properties and the agreement was canceled. As a result, the General Partners have resumed efforts to actively market the Properties for sale.

The Partnership's cash and cash equivalents balance totaled $1,921,098 at September 30, 1998, compared with $15,182,204 at December 31, 1997. The decrease is primarily attributable to the payment of a special cash distribution on February 27, 1998 of the net proceeds received from the sale of Swenson Business Park Building B (the "Swenson Property") and Maitland Center Office Building A (the "Maitland Property"). The Partnership's restricted cash balance, which primarily consists of security deposits and real estate escrow, increased to $240,671 at September 30, 1998, compared with $195,538 at December 31, 1997, due to an increase in the real estate escrow account and security deposits at Watkins Center. Rent receivable, net of allowance for doubtful accounts, totaled $26,939 at September 30, 1998 compared with $107,967 at December 31, 1997. The decrease is due to the timing of rental receipts at the remaining Properties.

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

In order to fund required capital improvements at the Properties and maintain adequate cash reserves, cash distributions were suspended beginning with the 1997 second quarter distribution. Following the sale of the Partnership's Properties, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

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



                                COMMERCIAL PROPERTIES 1, L.P.

                           BY:  CP1 Real Estate Services Inc.
                                General Partner



Date:  January 5, 1999          BY:  /s/Michael T. Marron
                                     Michael T. Marron
                                     Director, President and
                                     Chief Financial Officer