Form 10-K
period 1998-12-31
HUTTON GSH COMMERCIAL PROPERTIES 1
filed 1999-03-29
CIK 353891

1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                   -------------------------------------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-11081
                                                 -------


                          COMMERCIAL PROPERTIES 1, L.P.
                  (formerly Hutton/GSH Commercial Properties 1)
                   -------------------------------------------
              Exact name of registrant as specified in its charter


           Virginia                                       13-3075804
           --------                                       ----------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                      10285
--------------------------------------                      -----
Address of principal executive offices                     Zip code

Registrant's telephone number, including area code:  (212) 526-3183

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                     -------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

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

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

                                     PART I

Item 1. Business

(a) General Development of Business
    -------------------------------

Commercial Properties 1, L.P. (the "Registrant" or "Partnership") (formerly known as Hutton/GSH Commercial Properties 1) is a Virginia limited partnership organized pursuant to an Amended and Restated Certificate and Agreement of Limited Partnership, dated April 30, 1982, of which CP1 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services IV, Inc. (See Item 10., "Directors and Executive Officers") and HS Advisors II, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). The Partnership was formed to engage in the business of acquiring, operating and holding for investment, the following four joint ventures: (i) Watkins Center Joint Venture, a Georgia joint venture partnership which currently owns and operates Watkins Center; (ii) Dawson Business Center Joint Venture, a Georgia joint venture partnership which owns and operates Dawson Business Center; (iii) Maitland Center Associates Joint Venture, a Florida joint venture partnership which owned and operated the Maitland Center Office Building; and (iv) Beta Building Associates Joint Venture, a California joint venture partnership which owned and operated Swenson Business Park - Building B (the properties described above are collectively referred to herein as the "Properties"). On November 10, 1997, the Partnership closed on the sale of Swenson Business Park, and on December 19, 1997, the Partnership closed on the sale of Maitland Center Office Building. See
Item 7 for a discussion of both sales.


(b) Financial Information About Industry Segment
    --------------------------------------------

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c) Narrative Description of Business
    ---------------------------------

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

o   Capital appreciation;

o   Distributions of Net Cash From Operations attributable to rental income;

o   Preservation and protection of capital; and

o Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

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

(d) Competition
    -----------

The Properties are subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where the Properties are located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in areas where the Partnership's remaining two properties are located, see the "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

(e) Employees
    ---------

The Partnership has no employees.


Item 2. Properties

A description of the Partnership's remaining Properties and their material leases is incorporated by reference to the "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14, Note 4 "Real Estate Investments" and Note 6 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements.


Item 3. Legal Proceedings

Neither the Registrant nor any of the remaining Properties is subject to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1998.


                                     PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information
    ------------------

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b) Holders
    -------

As of December 31, 1998, the number of holders of Units was 5,233.

(c) Distributions
    -------------

Quarterly cash distributions from operations were suspended commencing in the second quarter of 1997 in consideration of the Partnership's marketing efforts and the need to fund several major capital improvements at the Properties to better position them for sale. On February 27, 1998, the Partnership paid a special cash distribution to Limited Partners totaling $183.33 per Unit representing the net proceeds received from the sales of the Maitland and Swenson Properties. Following the sale of the Partnership's remaining Properties, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

The following distributions were paid to the Limited Partners for the two years ended December 31, 1998 and December 31, 1997.

                 Cash Distributions Per Limited Partnership Unit

                   First     Second       Third      Fourth
                 Quarter    Quarter     Quarter     Quarter        Total
                 -------    -------     -------     -------        -----

       1997      $  3.00     $ 0.00      $ 0.00      $ 0.00      $  3.00
       1998      $183.33*    $ 0.00      $ 0.00      $ 0.00      $183.33

* Represents a special distribution of the net proceeds from the sales of the Maitland and Swenson Properties.


Item 6. Selected Financial Data

Selected Financial Data
For The Years Ended December 31,
                                             1998      1997      1996      1995      1994
-----------------------------------------------------------------------------------------
Dollars in thousands, except per Unit data

Total income (including gain on sale)     $ 2,960   $10,603   $ 4,545   $ 4,205   $ 3,277
Operating income (loss)                       501     1,762        97      (290)     (383)
Gain on sale of real estate assets             --     5,620        --        --        --
Net income (loss)                             501     7,382        97      (290)     (383)
Total assets                               13,719    26,700    19,713    22,512    22,919
Mortgage payable                            4,340     4,578     4,796     4,992     5,170
Net cash from operations                    1,119     2,031     1,847     1,320       373
Operating income per
  Limited Partnership Unit                   6.01     23.49      (.82)    (4.47)    (5.11)
Net income (loss) per Unit                   6.01     95.33      (.82)    (4.47)    (5.11)
Cash distributions declared per
  Limited Partnership Unit                 183.33*     3.00     19.00     19.18**      --
-----------------------------------------------------------------------------------------

*  Represents return of capital from the sales of the Maitland and Swenson Properties.
** Paid February 9, 1996.  Includes $15.18 per Unit return of capital.


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

To facilitate the ability to sell the remaining two Properties, the Partnership entered into agreements with its joint venture partner in both Properties on April 8, 1998, whereby the joint venture partner waived its right of first refusal to buy each property. The joint venture partner was paid $25,000 for each waiver.

On September 24, 1998, the Partnership entered into an agreement to sell the remaining Properties to an unaffiliated third party for a gross purchase price of approximately $18.6 million. However, the buyer subsequently withdrew its offer during its due diligence review of the properties and the agreement was canceled. As a result, the General Partners have resumed efforts to actively market the properties for sale. On February 9, 1999, the Partnership executed a purchase and sale agreement with an unaffiliated buyer to purchase both properties. While we currently anticipate that the properties will be sold by March 31, 1999, there can be no assurance that the sales will occur within this time frame. Once the properties are sold, we will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of, or provision for, the Partnership's liabilities and expenses) and subsequently dissolve the Partnership.

It should be noted that the mortgage notes secured by Watkins Center were payable in full on June 10, 1998. However, in light of the Partnership's efforts to sell the property, the lender has extended the maturity date to April 30, 1999 in order to provide sufficient time in which to sell the property. The General Partners will approach the lender regarding a further extension of the maturity date, if necessary.

The Partnership's cash and cash equivalents balance totaled $2,123,556 at December 31, 1998, compared with $15,182,204 at December 31, 1997. The decrease is primarily attributable to the payment of a special cash distribution on February 27, 1998 of the net proceeds received from the sale of the Swenson and Maitland properties. The Partnership's restricted cash balance, which primarily consists of security deposits and real estate escrow, increased to $207,013 at December 31, 1998, compared with $195,538 at December 31, 1997, due to an increase in the real estate escrow account and security deposits at Watkins Center. Rent receivable, net of allowance for doubtful accounts, totaled $14,956 at December 31, 1998 compared with $107,967 at December 31, 1997. The decrease is due to the timing of rental receipts at the remaining Properties and a reduction in tenant delinquencies.

Accounts payable and accrued expenses totaled $190,003 at December 31, 1998, compared with $107,192 at December 31, 1997. The increase is primarily due to the timing of payments for real estate taxes, audit fees, administrative and other expenses.

Distribution payable decreased from $13,750,000 at December 31, 1997 to $0 at December 31, 1998. The December 31, 1997 balance includes cash distributions payable resulting from the sale of the Swenson and Maitland Properties. This distribution was paid on February 27, 1998, in the amount of $183.33 per Limited Partnership Unit. In order to fund required capital improvements at the Properties and maintain adequate cash reserves, cash distributions were suspended beginning with the 1997 second quarter distribution. Following the sale of the Partnership's remaining Properties, the General Partners will distribute the net proceeds together with the Partnership's remaining cash reserves (after payment of or provision for, the Partnership's liabilities and expenses), and dissolve the Partnership.

A discussion of leasing activity at the Partnership's remaining Properties is incorporated herein by reference to the sections entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

Market Risk
-----------
Interest rate risk comprises the Partnership's principal market risk exposure. The Partnership has no long-term debt, however, the first mortgage loan secured by Watkins Center is subject to repricing if it is extended beyond its current maturity in April 1999. As noted above, the General Partners are currently marketing the Properties for sale, and it is anticipated that a sale of Watkins Center will be completed prior to this time. Interest income from the Partnership's cash and cash equivalents is also subject to interest rate risk in that such funds consist of short-term, highly liquid investments invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

As noted above, the Partnership's remaining properties are currently being marketed for sale, and it is anticipated that the properties will be sold and the Partnership dissolved prior to December 31, 1999. In the event that the Partnership is not liquidated prior to December 31, 1999, potential Year 2000 issues relate primarily to outside vendors which provide property management and the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations
---------------------

1998 versus 1997
----------------
The Partnership's operations resulted in net income of $501,135 for the year ended December 31, 1998 compared with $7,382,420 for the year ended December 31, 1997. The decrease in net income is primarily attributable to a gain on the sale of real estate assets totaling $5,620,425 in fiscal 1997, as a result of the sale of the Swenson and Maitland properties. Excluding this gain, operating income was $1,761,995 in fiscal 1997 compared with $501,135 in fiscal 1998. The decrease in operating income is mainly due to the net effect of lower rental income and property operating costs in the 1998 period, as a result of the sale of the Maitland and Swenson properties, and higher general and administrative expenses in fiscal 1998.

Rental income totaled $2,734,657 for the year ended December 31, 1998, compared with $4,908,354 in fiscal 1997. The decrease is primarily attributable to the sale of the Maitland and Swenson properties and, to a lesser extent, lower average occupancy at Dawson Business Center. Interest income totaled $211,738 for the year ended December 31, 1998, compared with $73,952 in fiscal 1997. The increase is primarily due to higher cash balances maintained by the Partnership during 1998 from sale proceeds of the Maitland and Swenson properties.

Property operating expenses totaled $1,044,029 for the year ended December 31, 1998, compared with $1,841,368 in fiscal 1997. The decrease is primarily attributable to the sale of the Maitland and Swenson Properties, as well as lower repairs and maintenance expenses at the remaining properties.

General and administrative expenses for the year ended December 31, 1998 were $530,342, compared with $349,294 in fiscal 1997. The increase is primarily due to higher legal costs relating to the property sales and, to a lesser extent, higher partnership servicing costs, which were partially offset by lower administrative and postage expenses.

Minority interest in consolidated venture totaled $421,376 and $534,093 for the years ended December 31, 1998 and 1997, respectively. Minority interest for both years reflects net income at Watkins Center Joint Venture and Dawson Business Center Joint Venture. Minority interest in 1997 also reflects net income at Beta Building Associates Joint Venture, the Partnership which owned and operated the Swenson property.

As of December 31, 1998, the lease levels of the remaining Properties were as follows: Watkins Center - 92%; Dawson Business Center - 89%.

1997 versus 1996
----------------
Partnership operations resulted in net income of $7,382,420 for the year ended December 31, 1997, compared to net income of $96,543 for the year ended December 31, 1996. Net income in 1997 includes a gain on sale of the Swenson and Maitland Properties of $5,620,425. Excluding this gain, operating income totaled $1,761,995. The increase from 1996 is primarily attributable to the elimination of depreciation expense in 1997 as a result of reclassifying the properties as "Real estate held for sale" commencing December 31, 1996. The increase is also due to an increase in rental and interest income.

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

As of December 31, 1997, the lease levels of the remaining Properties were as follows: Watkins Center - 95%; Dawson Business Center - 98%.


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14 and page F-1 of this report.


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

     Name                     Office
     ----                     ------
     Rocco F. Andriola        Director
     Michael T. Marron        Director, President and Chief Financial Officer
     William T. McDermott     Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

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

     Name                     Office
     ----                     ------
     Mark P. Mikuta           President
     Julie R. Adie            Vice President, Treasurer and Secretary

Mark P. Mikuta, 45, is Senior Vice President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Julie R. Adie, 44, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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

On August 1, 1993, Goodman Segar Hogan ("GSH") transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. On September 28, 1998 GSH sold its general partner and limited partner interests in GSHH to The St. Joe Company, an unaffiliated company. The transactions did not affect the ownership of the general partners.

Commencing January 1, 1997, the Partnership began reimbursing certain expenses incurred by CP1 Real Estate Services Inc., its affiliates and an unaffiliated third party service provider in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, an affiliate of CP1 Real Estate Services Inc. had voluntarily absorbed these expenses.


Item 11. Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Beneficial Owners
    ---------------------------------------

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1998.

(b) Security Ownership of Management
    --------------------------------

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

(c) Changes in Control
    ------------------

None.


Item 13. Certain Relationships and Related Transactions

For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to
Note 4 "Real Estate Investments" and Note 7 "Transactions with the General Partners and Affiliates" of Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

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

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain of their affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by CP1 Real Estate Services, Inc. and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement. In prior years, affiliates of CP1 Real Estate Services, Inc. had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to Note 7 "Transactions with the General Partners and Affiliates" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, filed as an exhibit under Item 14.

To facilitate the ability to sell the Partnership's remaining two Properties, the Partnership entered into agreements with its joint venture partner in both Properties on April 8, 1998, whereby the joint venture partner waived its right of first refusal to buy each property. The joint venture partner was paid $25,000 for each waiver.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements:
          --------------------

          Consolidated Balance Sheets - At December 31, 1998 and 1997........(1)

          Consolidated Statements of Operations - For the years ended
              December 31, 1998, 1997 and 1996...............................(1)

          Consolidated Statements of Partners' Capital (Deficit) - For
              the years ended December 31, 1998, 1997 and 1996...............(1)

          Consolidated Statements of Cash Flows - For the years ended
              December 31, 1998, 1997 and 1996...............................(1)

          Notes to Consolidated Financial Statements..................... ...(1)

(a)(2)    Financial Statement Schedule:

          Schedule III - Real Estate and Accumulated Depreciation......... ..F-1

          No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under
    Item 14.

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

      (10)(A) Purchase Agreement relating to Watkins Center, between the Registrant and Norcross-85 Park, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit
              (10)(A) to the Registrant's Quarterly Report on Form 10-Q filed on or about May 15,1982 (the "Quarterly Report")).

      (13) Annual Report to the Unitholders for the year ended December 31, 1998.

      (23)    Consent of Independent Auditors

      (27)    Financial Data Schedule

      (28) Portions of Prospectus of Registrant dated November 10, 1981 (included as, and incorporated herein by reference to Exhibit (28) of the Registrant's Annual Report on Form 10-K filed March 30,
              1988).

(b)(3)    Reports on Form 8-K:
          -------------------

          No reports on Form 8-K were filed during the three months ended December 31, 1998.

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


                      COMMERCIAL PROPERTIES 1, L.P.

                      BY: HS Advisors II, Ltd.
                          General Partner

                          Hogan Stanton Investment, Inc.
                          General Partner


Date:  March 29, 1999     BY:    /s/Mark P. Mikuta
                                 -----------------
                          Name:  Mark P. Mikuta
                          Title: President


                      BY: CP1 Real Estate Services Inc.
                          General Partner


Date:  March 29, 1999     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                          CP1 REAL ESTATE SERVICES INC.
                          A General Partner


Date:  March 29, 1999     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer


Date:  March 29, 1999     BY:    /s/Rocco F. Andriola
                                 --------------------
                          Name:  Rocco F. Andriola
                          Title: Director


Date:  March 29, 1999     BY:    /s/William T. McDermott
                                 -----------------------
                          Name:  William T. McDermott
                          Title: Vice President

                                   SIGNATURES

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


                          HS ADVISORS II, LTD.
                          A General Partner

                          BY: Hogan Stanton Investment, Inc.
                              General Partner of HS Advisors II, Ltd.


Date:  March 29, 1999         BY:    /s/Mark P. Mikuta
                                     -----------------
                              Name:  Mark P. Mikuta
                              Title: President


Date:  March 29, 1999         BY:    /s/Julie R. Adie
                                     ----------------
                              Name:  Julie R. Adie
                              Title: Vice President, Treasurer and Secretary