Form 10-Q
period 1999-03-31
COMMERCIAL PROPERTIES 1 LP
filed 1999-05-14
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
 --------              the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------
    or

 --------     Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------


                         Commission File Number: 0-11081
                                                 -------


                          COMMERCIAL PROPERTIES 1, L.P.
                          -----------------------------
              Exact Name of Registrant as Specified in its Charter


          Virginia                                               13-3075804
          --------                                               ----------
State or Other Jurisdiction of                                I.R.S. Employer
Incorporation or Organization                                Identification No.

3 World Financial Center, 29th Floor,
New York, NY   Attn.: Andre Anderson                               10285
------------------------------------                               -----
Address of Principal Executive Offices                           Zip Code

                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

2
COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Real estate held for sale                         $11,373,501       $11,352,896
Cash and cash equivalents                           2,297,056         2,123,556
Restricted cash                                       239,583           207,013
Rent receivable, net of allowance for
  doubtful accounts of $22,663 in 1999
  and $14,072 in 1998                                  62,725            14,956
Other assets                                           51,434            20,347
-------------------------------------------------------------------------------
      Total Assets                                $14,024,299       $13,718,768
===============================================================================
Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                          $ 4,276,382       $ 4,339,648
  Accounts payable and accrued expenses               196,437           190,003
  Due to affiliates                                    13,666             4,800
  Security deposits payable                           189,879           187,794
  Prepaid rent                                          1,853             3,143
                                                  -----------       -----------
      Total Liabilities                             4,678,217         4,725,388
                                                  -----------       -----------
Minority interest                                   1,929,807         1,792,861
                                                  -----------       -----------
Partners' Capital (Deficit):
  General Partners                                   (650,723)         (672,299)
  Limited Partners (75,000 units outstanding)       8,066,998         7,872,818
                                                  -----------       -----------
      Total Partners' Capital                       7,416,275         7,200,519
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $14,024,299       $13,718,768
===============================================================================




-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the three months ended March 31, 1999
                                            General       Limited
                                           Partners      Partners         Total
-------------------------------------------------------------------------------
Balance at December 31, 1998              $(672,299)   $7,872,818    $7,200,519
Net Income                                   21,576       194,180       215,756
-------------------------------------------------------------------------------
Balance at March 31, 1999                 $(650,723)   $8,066,998    $7,416,275
===============================================================================


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    Three months ended March 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Income
Rent                                                  $ 753,269       $ 660,199
Interest                                                 25,499         139,057
                                                      -------------------------
      Total Income                                      778,768         799,256
-------------------------------------------------------------------------------
Expenses
Property operating                                      198,061         286,829
Interest                                                106,030         111,904
General and administrative                              113,384         146,559
Bad debt expense                                          8,591          15,428
                                                      -------------------------
      Total Expenses                                    426,066         560,720
-------------------------------------------------------------------------------
Income before minority interest                         352,702         238,536
Minority interest in consolidated
  ventures                                             (136,946)       (100,130)
-------------------------------------------------------------------------------
      Net Income                                      $ 215,756       $ 138,406
===============================================================================
Net Income Allocated:

To the General Partners                               $   2,158       $   1,384
To the Limited Partners                                 213,598         137,022
-------------------------------------------------------------------------------
                                                      $ 215,756       $ 138,406
===============================================================================
Per limited partnership unit
(75,000 outstanding)                                     $ 2.85          $ 1.83
-------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                           $  215,756    $    138,406
Adjustments to reconcile net income to net cash
provided by operating activities:
  Minority interest in consolidated ventures            136,946         100,130
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                     (32,570)        (35,410)
    Rent receivable                                     (47,769)         60,138
    Other assets                                        (31,087)         43,112
    Accounts payable and accrued expenses                 6,434          26,572
    Due to affiliates                                     8,866          (1,663)
    Security deposits payable                             2,085           6,212
    Prepaid rent                                         (1,290)          8,526
                                                     --------------------------
Net cash provided by operating activities               257,371         346,023
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Additions to real estate assets                       (20,605)        (52,323)
                                                     --------------------------
Net cash used for investing activities                  (20,605)        (52,323)
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Cash distributions                                         --     (13,750,000)
  Mortgage principal payments                           (63,266)        (57,393)
                                                     --------------------------
Net cash used for financing activities                  (63,266)    (13,807,393)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
cash equivalents                                        173,500     (13,513,693)
Cash and cash equivalents, beginning of period        2,123,556      15,182,204
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $2,297,056    $  1,668,511
===============================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $  106,030    $    111,904
-------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with Commercial Properties 1, L.P.'s (the "Partnership") annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998 and the statement of partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1998 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 6, 1999, the Partnership sold Dawson Business Center and Watkins Center to an unaffiliated partnership, Atlanta North Flexxspace LTD. (the "Buyer"), for selling prices of approximately $4,695,000 and $14,081,000, respectively, net of closing adjustments and selling costs. The selling prices were determined by arm's length negotiations between the Partnership and the Buyer.

As a result of these sales, the General Partners intend to distribute the net proceeds from the sales together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the second quarter of 1999 and dissolve the Partnership in 1999.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On April 6, 1999, Commercial Properties 1, L.P., a Virginia limited partnership (the "Partnership"), sold Dawson Business Center and Watkins Center (the "Properties") to an unaffiliated partnership, Atlanta North Flexxspace LTD. (the "Buyer"), for selling prices of approximately $4,695,000 and $14,081,000, respectively, net of closing adjustments and selling costs. The selling prices were determined by arm's length negotiations between the Partnership and the Buyer.

As a result of these sales, the General Partners intend to distribute the net proceeds from the sales together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the second quarter of 1999 and dissolve the Partnership in 1999.

The Partnership's cash and cash equivalents balance totaled $2,297,056 at March 31, 1999, compared with $2,123,556 at December 31, 1998. The increase is primarily attributable to the cash flows generated from the operations of the Properties. The Partnership's restricted cash balance, which primarily consists of security deposits and real estate escrow, increased to $239,583 at March 31, 1999, compared with $207,013 at December 31, 1998. Rent receivable, net of allowance for doubtful accounts, totaled $62,725 at March 31, 1999 compared with $14,956 at December 31, 1998. The increase is due to the timing of rental receipts at the Properties.

Accounts payable and accrued expenses totaled $196,437 at March 31, 1999, compared with $190,003 at December 31, 1998. The increase is primarily due to the timing of payments for real estate taxes, administrative and property expenses. Due to affiliates increased to $13,666 at March 31, 1999, from $4,800 at December 31, 1998, primarily reflecting the 1999 expenses in servicing the Partnership. Minority interest totaled $1,929,807 at March 31, 1999, compared to $1,792,861 at December 31, 1998. The increase is attributable to the net income at the Properties.

Results of Operations
---------------------

The Partnership's operations resulted in net income of $215,756 for the three months ended March 31, 1999, compared with $138,406 for the three months ended March 31, 1998. The increase is mainly due to higher rental income from the Properties and lower operating expenses in the 1999 period due to the sale of the Maitland and Swenson Properties.

Rental income totaled $753,269 for the three months ended March 31, 1999, compared with $660,199 for the comparable period in 1998. The increase is primarily attributable to an increase in the base rental income at the Properties. Interest income totaled $25,499 for the three months ended March 31, 1999, compared with $139,057 for the comparable period a year earlier. The decrease is primarily due to the higher average cash balances in 1998 as a result of the temporary investment of the proceeds from the sale of the Maitland and Swenson Properties.

Property operating expenses totaled $198,061 for the three months ended March 31, 1999, compared with $286,829 for the same period in 1998. The decrease is primarily attributable to the sale of the Maitland and Swenson Properties.

General and administrative expenses for the three months ended March 31, 1999 were $113,384, compared with $146,559 for the same period in 1998. The decrease was primarily due to lower legal costs relating to the property sales and, to a lesser extent, administrative and postage expenses.

As of March 31, 1999, lease levels at both of the Properties were as follows:
Watkins Center - 94%; Dawson Business Center - 89%.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K -

                On April 16, 1999, the Partnership filed a Form 8-K reporting that on April 6, 1999 the Partnership executed a sale of the Dawson Business Center and Watkins Center.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


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



                          COMMERCIAL PROPERTIES 1, L.P.


                          BY: CP1 Real Estate Services Inc.
                              General Partner


Date:  May 14, 1999           BY:    /s/Michael T. Marron
                                     -----------------------
                              Name:  Michael T. Marron
                              Title: Director, President and
                                     Chief Financial Officer