Form 10-Q
period 1999-06-30
COMMERCIAL PROPERTIES 1 LP
filed 1999-08-13
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
 --------              the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------
    or

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

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                   At June 30,    At December 31,
                                                         1999               1998
                                                   (unaudited)          (audited)
--------------------------------------------------------------------------------
Assets
Real estate held for sale                         $        --        $11,352,896
Cash and cash equivalents                          15,858,810          2,123,556
Restricted cash                                       781,000            207,013
Rent receivable, net of allowance for doubtful
  accounts of $40,652 in 1999 and
  $14,072 in 1998                                       5,750             14,956
Other assets                                           10,112             20,347
--------------------------------------------------------------------------------
      Total Assets                                $16,655,672        $13,718,768
================================================================================
Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                          $        --        $ 4,339,648
  Accounts payable and accrued expenses                68,113            190,003
  Due to affiliates                                        --              4,800
  Security deposits payable                                --            187,794
  Prepaid rent                                             --              3,143
                                                  ------------------------------
      Total Liabilities                                68,113          4,725,388
                                                  ------------------------------
Minority interest                                   1,229,267          1,792,861
                                                  ------------------------------
Partners' Capital (Deficit):
  General Partners                                   (590,721)          (672,299)
  Limited Partners (75,000 units outstanding)      15,949,013          7,872,818
                                                  ------------------------------
      Total Partners' Capital                      15,358,292          7,200,519
--------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $16,655,672        $13,718,768
================================================================================


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the six months ended June 30, 1999
                                            General       Limited
                                           Partners      Partners          Total
--------------------------------------------------------------------------------
Balance at December 31, 1998              $(672,299)  $ 7,872,818    $ 7,200,519
Net Income                                   81,578     8,076,195      8,157,773
--------------------------------------------------------------------------------
Balance at June 30, 1999                  $(590,721)  $15,949,013    $15,358,292
================================================================================


See accompanying notes to the consolidated financial statements.

3
COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES

----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                     Three  months ended June 30,    Six months ended June  30,
                                            1999            1998            1999          1998
----------------------------------------------------------------------------------------------
Income
Rent                                  $       --      $  690,731      $  753,269    $1,350,930
Interest                                 172,659          22,462         198,158       161,519
                                      --------------------------------------------------------
     Total Income                        172,659         713,193         951,427     1,512,449
----------------------------------------------------------------------------------------------
Expenses
Property operating                        92,360         231,204         290,421       518,033
Amortization - mortgage costs             43,187              --          43,187            --
Interest                                  35,706         110,488         141,736       222,392
General and administrative                75,937         169,983         189,321       316,542
Bad debt expense                          17,989              --          26,580        15,428
                                      --------------------------------------------------------
     Total Expenses                      265,179         511,675         691,245     1,072,395
----------------------------------------------------------------------------------------------
Income (loss) before gain on sale of
  real estate assets                     (92,520)        201,518         260,182       440,054
Gain on sale of real estate assets     7,333,997              --       7,333,997            --
----------------------------------------------------------------------------------------------
Income before minority interest        7,241,477         201,518       7,594,179       440,054
Minority interest in consolidated
  ventures                               700,540        (107,633)        563,594      (207,763)
----------------------------------------------------------------------------------------------
     Net Income                       $7,942,017      $   93,885      $8,157,773    $  232,291
==============================================================================================
Net Income Allocated:
To the General Partners               $   79,420      $      939      $   81,578    $    2,323
To the Limited Partners                7,862,597          92,946       8,076,195       229,968
----------------------------------------------------------------------------------------------
                                      $7,942,017      $   93,885      $8,157,773    $  232,291
==============================================================================================
Per limited partnership unit
(75,000 outstanding)                    $ 104.83          $ 1.24        $ 107.68        $ 3.07
----------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

4
COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30,
                                                             1999           1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                            $ 8,157,773   $    232,291
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Minority interest in consolidated ventures             (563,594)       207,763
  Gain on sale of real estate assets                   (7,333,997)            --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Restricted cash                                     (573,987)       (60,073)
     Rent receivable, net                                   9,206         59,919
     Other assets                                          10,235          6,446
     Accounts payable and accrued expenses               (121,890)       122,709
     Due to affiliates                                     (4,800)        (6,500)
     Security deposits payable                           (187,794)         4,134
     Prepaid rent                                          (3,143)         1,099
                                                      --------------------------
Net cash provided by (used for) operating activities     (611,991)       567,788
--------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Additions to real estate held for sale                  (22,326)      (119,752)
  Net proceeds from sale of real estate held for sale  18,709,219             --
                                                      --------------------------
Net cash provided by (used for) investing activities   18,686,893       (119,752)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Cash distributions                                           --    (13,750,000)
  Mortgage principal payments                          (4,339,648)      (116,200)
                                                      --------------------------
Net cash used for financing activities                 (4,339,648)   (13,866,200)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   13,735,254    (13,418,164)
Cash and cash equivalents, beginning of period          2,123,556     15,182,204
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $15,858,810   $  1,764,040
================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $   141,736   $    222,392
--------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

5
COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with Commercial Properties 1, L.P.'s (the "Partnership") annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 and the statement of partners' capital (deficit) for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1998 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 6, 1999, the Partnership sold Dawson Business Center and Watkins Center to an unaffiliated partnership, Atlanta North Flexxspace LTD. (the "Buyer"), for selling prices of $4,676,974 and $14,032,245, respectively, net of closing adjustments, existing debt and selling costs. The selling prices were determined by arm's length negotiations between the Partnership and the Buyer and resulted in gains of $2,407,543 on the sale of Dawson Business Center and $4,926,454 on the sale of Watkins Center.

As a result of these sales, the General Partners intend to distribute the net proceeds from the sales together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the third quarter of 1999 and dissolve the Partnership in 1999.

6
COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On April 6, 1999, Commercial Properties 1, L.P., a Virginia limited partnership (the "Partnership"), sold Dawson Business Center and Watkins Center (the "Properties") to an unaffiliated partnership, Atlanta North Flexxspace LTD. (the "Buyer"), for selling prices of $4,676,974 and $14,032,245, respectively, net of closing adjustments, existing debt and selling costs. The selling prices were determined by arm's length negotiations between the Partnership and the Buyer.

As a result of these sales, the General Partners intend to distribute the net proceeds from the sales together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishment of a reserve for contingencies, if any) during the third quarter of 1999 and dissolve the Partnership in 1999.

In anticipation of the Partnership being dissolved in 1999, the minority interest allocations have been conformed to the tax basis.

The Partnership's cash and cash equivalents balance totaled $15,858,810 at June 30, 1999, compared with $2,123,556 at December 31, 1998. The increase is primarily attributable to net proceeds from the sale of the Properties. The Partnership's restricted cash balance of $781,000 at June 30, 1999 consists of required escrow deposits in connection with the sale of the Properties, compared with the balance of $207,013 at December 31, 1998, which primarily consisted of security deposits and real estate escrow. Rent receivable, net of allowance for doubtful accounts, totaled $5,750 at June 30, 1999 compared with $14,956 at December 31, 1998. The decrease is due to the collections of receivables subsequent to the sale of the Properties and increased bad debt reserves for anticipated uncollectible accounts.

Accounts payable and accrued expenses totaled $68,113 at June 30, 1999, compared with $190,003 at December 31, 1998. The decrease is primarily due to the sale of the Properties, resulting in a decrease in operating expenses. Due to affiliates decreased to $-0- at June 30, 1999, from $4,800 at December 31, 1998. Minority interest totaled $3,095,845 at June 30, 1999, compared to $1,792,861 at December 31, 1998. The increase is attributable to the gain on the sale of the Properties.

On April 9, 1999, the mortgage notes payable of $4,339,648 were paid from the proceeds of the sale of Watkins Center.

Results of Operations
---------------------

The Partnership's operations resulted in net income of $7,942,017 and $8,157,773 for the three and six months ended June 30, 1999, compared with $93,885 and $232,291 for the three and six months ended June 30, 1998. The increase is mainly due to the gain recognized from the sale of the Properties in 1999.

Rental income totaled $-0- and $753,269 for the three and six months ended June 30, 1999, compared with $690,731 and $1,350,930 for the comparable period in 1998. The decrease is primarily attributable to the sale of the Properties in 1999. Interest income totaled $172,659 and $198,158 for the three and six months ended June 30, 1999, compared with $22,462 and $161,519 for the comparable period a year earlier. The increase is primarily due to higher average cash balances in 1999 due to the sale of the Properties.

Property operating expenses totaled $92,360 and $290,421 for the three and six months ended June 30, 1999, compared with $231,204 and $518,033 for the same period in 1998. The decrease primarily reflects reductions in all operating expense categories due to the sale of the Properties.

General and administrative expenses for the three and six months ended June 30, 1999 were $75,937 and $189,321, compared with $169,983 and $316,542 for the same period in 1998. The decrease was primarily due to lower administrative costs due to the sale of the Properties in 1999.

7
COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES

Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits -

               (27)  Financial Data Schedule

           (b) Reports on Form 8-K -

               On April 16, 1999, the Partnership filed a Form 8-K reporting that on April 6, 1999 the Partnership executed a sale of the Dawson Business Center and Watkins Center.

8
COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


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



                          COMMERCIAL PROPERTIES 1, L.P.


                          BY: CP1 Real Estate Services Inc.
                              General Partner


Date:  August 13, 1999       BY:    /s/Michael T. Marron
                                     -----------------------
                              Name:  Michael T. Marron
                              Title: Director, President and
                                     Chief Financial Officer