Form 10-Q
period 1999-09-30
COMMERCIAL PROPERTIES 1 LP
filed 1999-11-12
CIK 353891

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
 --------              the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------
    or

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


----------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                      At September 30,    At December 31,
                                                                 1999               1998
                                                           (unaudited)          (audited)
----------------------------------------------------------------------------------------
Assets
Real estate held for sale                                 $        --        $11,352,896
Cash and cash equivalents                                  16,007,509          2,123,556
Restricted cash                                               781,000            207,013
Rent receivable, net of allowance for doubtful
  accounts of $39,157 in 1999 and $14,072 in 1998                  --             14,956
Other assets                                                      742             20,347
----------------------------------------------------------------------------------------
      Total Assets                                        $16,789,251        $13,718,768
========================================================================================
Liabilities and Partners' Capital
Liabilities:
  Mortgage notes payable                                  $        --        $ 4,339,648
  Accounts payable and accrued expenses                        77,778            190,003
  Due to affiliates                                                --              4,800
  Security deposits payable                                        --            187,794
  Prepaid rent                                                     --              3,143
                                                          ------------------------------
      Total Liabilities                                        77,778          4,725,388
                                                          ------------------------------
Minority interest                                           2,292,786          1,792,861
                                                          ------------------------------
Partners' Capital (Deficit):
  General Partners                                           (600,117)          (672,299)
  Limited Partners (75,000 units outstanding)              15,018,804          7,872,818
                                                          ------------------------------
      Total Partners' Capital                              14,418,687          7,200,519
----------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital             $16,789,251        $13,718,768
========================================================================================



----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the nine months ended September 30, 1999
                                                   General        Limited
                                                  Partners       Partners          Total
----------------------------------------------------------------------------------------
Balance at December 31, 1998                     $(672,299)   $ 7,872,818    $ 7,200,519
Net Income                                          72,182      7,145,986      7,218,168
----------------------------------------------------------------------------------------
Balance at September 30, 1999                    $(600,117)   $15,018,804    $14,418,687
========================================================================================

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                          Three months ended           Nine months ended
                                                September 30,               September 30,
                                           1999         1998           1999         1998
----------------------------------------------------------------------------------------
Income
Rent                               $        --    $ 691,620     $  753,269    $2,042,550
Interest                               202,859       24,259        401,017       185,778
                                   -----------------------------------------------------
        Total Income                   202,859      715,879      1,154,286     2,228,328
----------------------------------------------------------------------------------------
Expenses
Property operating                          --      232,048        290,421       750,081
Amortization - mortgage costs               --           --         43,187            --
Interest                                    --      109,039        141,736       331,431
General and administrative              78,945       68,147        268,266       384,689
Bad debt expense (recovery)                 --       (5,560)        26,580         9,868
                                   -----------------------------------------------------
        Total Expenses                  78,945      403,674        770,190     1,476,069
----------------------------------------------------------------------------------------
Income before gain on sale of
  Real estate assets                   123,914      312,205        384,096       752,259
Gain on sale of real estate
  assets                                    --           --      7,333,997            --
----------------------------------------------------------------------------------------
Income before minority interest        123,914      312,205      7,718,093       752,259
Minority interest in
  consolidated ventures             (1,063,519)    (110,360)      (499,925)     (318,123)
----------------------------------------------------------------------------------------
     Net Income (Loss)             $  (939,605)   $ 201,845     $7,218,168    $  434,136
========================================================================================
Net Income (Loss) Allocated:
To the General Partners            $    (9,396)   $   2,018     $   72,182    $    4,341
To the Limited Partners               (930,209)     199,827      7,145,986       429,795
----------------------------------------------------------------------------------------
                                   $  (939,605)   $ 201,845     $7,218,168    $  434,136
========================================================================================
Per limited partnership unit
(75,000 outstanding)                  $ (12.40)      $ 2.66        $ 95.28        $ 5.73
----------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30,
                                                                     1999           1998
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income                                                   $ 7,218,168    $    434,136
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
  Minority interest in consolidated ventures                     499,925         318,123
  Gain on sale of real estate assets                          (7,333,997)             --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Restricted cash                                            (573,987)        (45,133)
     Rent receivable, net                                         14,956          81,028
     Other assets                                                 19,605          18,363
     Accounts payable and accrued expenses                      (112,225)         35,478
     Due to affiliates                                            (4,800)         (6,500)
     Security deposits payable                                  (187,794)          6,857
     Prepaid rent                                                 (3,143)          1,238
                                                             ---------------------------
Net cash provided by (used for) operating activities            (463,292)        843,590
----------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Additions to real estate assets held for sale                  (22,326)       (178,239)
  Net proceeds from sale of real estate held for sale         18,709,219              --
                                                             ---------------------------
Net cash provided by (used for) investing activities          18,686,893        (178,239)
----------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Cash distributions                                                  --      13,750,000)
  Mortgage principal payments                                 (4,339,648)       (176,457)
                                                             ---------------------------
Net cash used for financing activities                        (4,339,648)    (13,926,457)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          13,883,953     (13,261,106)
Cash and cash equivalents, beginning of period                 2,123,556      15,182,204
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $16,007,509    $  1,921,098
========================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                     $   141,736    $    331,431
----------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with Commercial Properties 1, L.P.'s (the "Partnership") annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 and the statement of partners' capital (deficit) for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1998 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 6, 1999, the Partnership sold Dawson Business Center ("Dawson") and Watkins Center ("Watkins") to an unaffiliated partnership, Atlanta North Flexxspace LTD. (the "Buyer"), for selling prices of $4,676,974 and $14,032,245, respectively, net of closing adjustments and selling costs. On April 9, 1999, the mortgage notes payable of $4,302,743 were paid from the proceeds of the sale of Watkins. The selling prices were determined by arm's length negotiations between the Partnership and the Buyer and resulted in gains of $2,407,543 on the sale of Dawson and $4,926,454 on the sale of Watkins. As a result of these sales, the Partnership paid a special cash distribution to Limited Partners on October 20, 1999 totaling $11,822,665 or approximately $157.64 per unit.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On April 6, 1999, Commercial Properties 1, L.P., a Virginia limited partnership (the "Partnership"), sold Dawson Business Center and Watkins Center (the "Properties") to an unaffiliated partnership, Atlanta North Flexxspace LTD. (the "Buyer"), for selling prices of $4,676,974 and $14,032,245, respectively, net of closing adjustments and selling costs. On April 9, 1999, the mortgage notes payable of $4,302,743 were paid from the proceeds of the sale of Watkins Center. The selling prices were determined by arm's length negotiations between the Partnership and the Buyer.

As a result of these sales, the Partnership paid a special cash distribution to the Limited Partners on October 20, 1999, in the amount of $11,822,665 or approximately $157.64 per unit. Certain funds have been set aside to provide for the Partnership's ongoing liabilities and expenses through termination. Any cash remaining after payment of these expenses will be distributed to the Limited Partners when the Partnership is terminated. The General Partners are currently in the process of winding up the Partnership's affairs, and expect to terminate the Partnership during 1999.

In anticipation of the Partnership being dissolved in 1999, the minority interest allocations have been conformed to the tax basis.

The Partnership's cash and cash equivalents balance totaled $16,007,509 at September 30, 1999, compared with $2,123,556 at December 31, 1998. The increase is primarily attributable to net proceeds from the sale of the Properties. The Partnership's restricted cash balance of $781,000 at September 30, 1999 consists of required escrow deposits in connection with the sale of the Properties, compared with the balance of $207,013 at December 31, 1998, which primarily consisted of security deposits and real estate escrow. Rent receivable, net of allowance for doubtful accounts, totaled $-0- at September 30, 1999 compared with $14,956 at December 31, 1998. The decrease is due to the collections of receivables subsequent to the sale of the Properties and increased bad debt reserves for anticipated uncollectible accounts.

Accounts payable and accrued expenses totaled $77,778 at September 30, 1999, compared with $190,003 at December 31, 1998. The decrease is primarily due to the sale of the Properties, resulting in a decrease in operating expenses. Due to affiliates decreased to $-0- at September 30, 1999, from $4,800 at December 31, 1998. Minority interest totaled $2,292,786 at September 30, 1999, compared to $1,792,861 at December 31, 1998.

Results of Operations
---------------------

The Partnership's operations resulted in net income (loss) of ($939,605) and $7,218,168 for the three and nine months ended September 30, 1999, compared with $201,845 and $434,136 for the three and nine months ended September 30, 1998. The increase for the nine month period is mainly due to the gain recognized from the sale of the Properties in 1999. The net loss for the three month period ended September 30, 1999 is due to the minority interest allocations that have been conformed to the tax basis.

Rental income totaled $-0- and $753,269 for the three and nine months ended September 30, 1999, compared with $691,620 and $2,042,550 for the comparable period in 1998. The decrease is primarily attributable to the sale of the Properties in 1999. Interest income totaled $202,859 and $401,017 for the three and nine months ended September 30, 1999, compared with $24,259 and $185,778 for the comparable period a year earlier. The increase is primarily due to higher average cash balances in 1999 due to the sale of the Properties.

COMMERCIAL PROPERTIES 1, L.P.
AND CONSOLIDATED VENTURES


Property operating expenses totaled $-0- and $290,421 for the three and nine months ended September 30, 1999, compared with $232,048 and $750,081 for the same period in 1998. The decrease primarily reflects reductions in all operating expense categories due to the sale of the Properties.

General and administrative expenses for the three and nine months ended September 30, 1999 were $78,945 and $268,266, compared with $68,147 and $384,689 for the same period in 1998. The decrease for the 1999 nine-month period was primarily due to lower administrative costs due to the sale of the Properties.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

                (27)  Financial Data Schedule

           (b)  Reports on Form 8-K -

                No reports on Form 8-K were filed during the three months ended September 30, 1999.

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



                          COMMERCIAL PROPERTIES 1, L.P.


                          BY: CP1 Real Estate Services Inc.
                              General Partner


Date:  November 12, 1999      BY:    /s/Michael T. Marron
                                     -----------------------
                              Name:  Michael T. Marron
                              Title: Director, President and
                                     Chief Financial Officer